Form 10KSB
period 2001-12-31
EASY MONEY HOLDING CORP
filed 2002-05-23
CIK 1159378

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the fiscal year ended December 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________

                        Commission file number 333-81722.

                         Easy Money Holding Corporation
                 (Name of Small Business Issuer in its Charter)

          Virginia                     6141                    54-1875786
  (State or other juris-         (Primary Standard        (I.R.S. Employer
 diction of incorporation      Industrial Classifi-      Identification No.)
      or organization)                cation)                Code Number)


                         5295 Greenwich Road, Suite 108

                            Virginia Beach, VA 23462

                                  757-499-1126

       (Address and telephone number of principal executive offices, principal place of business or intended place of business)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                  Name of each exchange on which registered

Common Stock, $.01 par value         None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for fiscal 2001 were $11,218,000.

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a
specified date within the past 60 days.   ___$0____

As of May 15, 2002, there were 10,635,000 shares of registrant's common stock, $.01 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant's Registration Statement on Form SB-2, Commission File No. 333-81722, previously filed with the Commission on March 29, 2002.

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

                         EASY MONEY HOLDING CORPORATION
                                2001 FORM 10-KSB
                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business...........................................................  4
Item 2.   Properties......................................................... 14
Item 3.   Legal Proceedings.................................................. 15
Item 4.   Submission of Matters to a Vote of Security Holders................ 18

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters........... 18
Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 19
Item 7.   Financial Statements............................................... 24
Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................... 24


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons....... 24
Item 10.  Executive Compensation............................................. 26
Item 11.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters........................................ 27
Item 12.  Certain Relationships and Related Transactions..................... 28
Item 13.  Exhibits and Reports on Form 8-K................................... 29

Signatures................................................................... 30

Exhibit List................................................................. 31

                                     PART I

         This report contains "forward-looking statements" as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the safe harbor created by such acts. Any statements contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks" and similar expressions are intended to identify forward-looking statements. The important factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this report and those presented elsewhere by management from time to time. Please refer to the cautionary statement that appears at the beginning of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 1. Business.

The Company

         We are a specialty financial services company that advances cash to individuals after we secure an authorization to draft their personal checking account. We agree to delay the draft until the contract is redeemed by them or until a short holding period has expired which, on average, is 18 days. The maximum term under our program is 31 days. Customers, depending on statutory regulations, are required to either pay off the entire advance or extend their advance for a fee. We recently introduced an innovative electronic program that enables us to initiate and service a variety of products, including cash advances, without having to establish a presence in the markets we want to service. Installment payment arrangements on all of our services are only utilized in the event a customer's account has been charged off. We target customers who are currently employed and have an active checking account. To initiate a relationship, a customer must provide us with proof of income, proof of an active personal checking account, proof of residence and proper identification. Typically, we limit the cash advance to $500 per transaction and prohibit a customer from having more than two outstanding. Generally we do not make advances for more than 33% of the gross monthly income. For our cash advance services, we receive a fee ranging from approximately 15% to 30% of the cash advanced to the customers. For example, if a customer borrows $100 in a 15% state, the customer pays a fee of $15. We also provide our customers with other financial products through a limited number of our stores.

         We were incorporated in Virginia in December, 1997. At December 31, 2000 and 2001, respectively, we had 61 stores and 52 stores in operation, not including our electronic advance program.

         Although we have closed a number of our stores during the past 18 months, we still intend to grow our business by:

         o further developing and marketing our electronic advance program in areas that meet our customers' demographics

        o expanding and developing our internet presence to broaden our geographic diversity and reduce overhead

        o opening new stores and acquiring existing stores in strategic locations

        o aggressively marketing our services in those areas where we are currently operating store/branch locations to increase our market share.

Our Services

         Historically, individuals have satisfied their short-term cash needs by choosing from among the following alternatives:

      o  charge cards, credit cards, home equity loans and bank lines of credit
      o  unsecured loans from banks and finance companies
      o  loans from friends and family members
      o  payroll advances
      o  title pawn loans or pawn shop transactions
      o  sales of personal assets
      o  overdrawing their personal bank accounts.

         We believe these traditional financing alternatives have not adequately satisfied the needs of many individuals. Accordingly, specialty financial services businesses have developed in response to various shortcomings and disadvantages of these financing alternatives. Specifically, we believe these financing methods are unattractive because many consumers:

      o  dislike the associated complexity, inconvenience or lead time
      o do not want to borrow the minimum amount required or dislike the repayment or other terms
      o  are ineligible because of their credit rating or other criteria
      o do not want or cannot pay the high costs of not sufficient funds and overdraft fees charged by banks and merchants
      o fear the personal embarrassment that may result from the denial of credit or from approaching friends and family members for money.

         Unlike these traditional sources, we provide our customers with a simple, convenient, confidential means of quickly obtaining small amounts of short-term cash, for a single up-front fee with the payment due date generally coinciding with their next paycheck. Our service is different from the services provided by traditional check cashing companies who offer many consumer financial products and services including third-party check cashing, money orders, money transfers, consumer loans, insurance and bill payments, vehicle registrations and in some cases serve as distribution centers for public assistance benefits and food stamps under government contracts.

         In contrast, we provide advances only to individuals who can prove that they are employed, work or reside in the area where the store is located and have an active personal checking account. We orally verify a customer's personal information every time they initiate a transaction. In addition, we require documented evidence of employment, residence and an active personal checking account every six months. We believe that our customers prefer the option of redeeming their checks and paying the one-time fee charged by us as opposed to the ongoing finance charges associated with other sources. Moreover, because we generally do not require our customers to collateralize their advances or to satisfy traditional credit criteria, we believe that our financing alternative eliminates the consumer's fear of credit denial. We further believe that a primary reason for the growth in our business is the high cost of bounced checks assessed by both banks and merchants, as well as the convenience and accessibility of our product.

Industry Background

         In the United States, the cash advance alternative has recently become an established industry, with the highest concentration of check cashing stores located in the Southeast and Southwest. We estimate that there are approximately 7,000 check cashing locations throughout the United States. Check cashing operations are governed primarily by state laws, and accordingly, states that maintain check cashing/loan laws most conducive to profitable operations have historically seen the greatest increase in check cashing stores. Some states have enacted formal check cashing/loan laws that regulate the amount of fees that operators may charge for cashing checks, and in some cases states have regulated the amount of service charges that may be charged on small consumer advances, commonly referred to as "payday advances". We believe that at least half of the check cashing locations in the United States are owned by individuals operating between one to ten locations. Further, we believe that the highly fragmented nature of the industry is due to, among other factors, the lack of qualified management personnel, the difficulty of developing adequate financial controls and reporting systems, and the lack of financial resources.

         In recent years, pursuant to trade group information, several check cashing operators have begun to develop multi-unit chains through acquisitions and new store openings. While there is limited public information available, we believe that there are 10 check cashing companies operating over 100 stores. The remaining check cashing companies operate under 50 stores, with the majority of companies operating fewer than 10 stores. Accordingly, we believe that the industry is in the early stages of consolidation.

         We believe the deregulation of the banking and savings and loan industry has increased the role played by check cashing stores in providing basic financial transaction services to low and middle income consumers. At the same time, competition, regulatory scrutiny and complexity are contributing to consolidation within the industry. Our strategy is to position ourselves to benefit from industry consolidation and the competitive advantages available to large operators of specialty retail financial services.

Growth Strategy

         We intend to grow our business through the implementation of the following strategies:

      o Expand Our Electronic Program. We plan to aggressively market and develop our electronic program through a variety of different marketing campaigns. First we are sending all of our past and present customers a debit card. The debit card is branded with the "Easy Money" name and contact information and enables our customers to obtain funds anywhere in the world. A customer is introduced to our electronic program through direct mailings and informed of the benefits of using the "Easy Money" debit card. Our electronic program enables us to initiate and service a customer without the customer having to go to a branch location. The customer can initiate services from his home or from work and immediately receive the proceeds through an ATM machine or by making a withdrawal from his personal account. Our electronic program began in March 2000. As of December 31, 2001 we had approximately $534,000 in outstanding advances under the program. We hope to have a portfolio of $750,000 by September 30, 2002. We estimate the cost of growing this program to be $250,000. We plan to internally fund this project.

      o Develop and Expand our Internet Presence. We have built and developed an Internet platform that will allow customers to apply for advances through our website. We are also developing an interface of our website with our home office systems so customers will have the ability to service all aspects of their advances through the Internet at any time. We have marketed our product on the Internet and have generated substantial interest in the service and have conducted a substantial number of transactions utilizing this medium. We plan to implement this strategy by September 30, 2002 at an estimated cost of $100,000. We plan to fund this project using current period earnings.

      o Expand in Existing Markets and Enter New Markets. We seek to identify stores in existing markets, to build upon our brand reputation and to achieve economies of scale. We only enter a new market where there are favorable consumer finance laws, widespread demand for our services, concentrated populations and agreeable demographics. We attempt to develop new markets in a progressive "clustered" fashion, initially opening a sufficient number of stores in a given area to maximize the effectiveness and efficiency of store opening costs, recruiting and training costs and advertising and promotional efforts. We believe the convenience of a store's location is extremely important to our customers and most of them reside within a five-mile radius of the store they visit. Our stores are typically located in middle-income neighborhoods in high traffic shopping centers or strip malls. Following entry into a new market, we open additional stores within the area to further develop the cluster and to capture greater market share. We have no planned acquisitions or mergers at this time. If store acquisitions or mergers are identified, we would finance the transactions through seller financing and/or equity sharing at a price to be determined during negotiations.

      o Emphasize High Standards of Customer Service. Fast, personalized service is critical to our ability to generate repeat and referral business. We emphasizes courteous service and encourage our employees to develop good relationships with their customers. We believe that our service-oriented strategy has been successful in generating repeat customers or referrals from existing customers. Our emphasis on customer service also reinforces our credibility, builds customer loyalty and minimizes customer complaints. For the years ended December 31, 2000 and December 31, 2001, approximately 85% and 90%, respectively, of our transactions were with repeat customers. We believe that our success in attracting repeat customers is due to the professional manner in which our employees approach each transaction. We are currently funding this project using existing cash flow.

      o Increase Same Store Revenues. We believe that there is additional growth potential in most of our existing markets through advertising and promotional campaigns and through the development of new consumer finance products. We continue to seek additional financial products which provide financing alternatives for our customer base. In adding new products, we focus on structuring products which provide attractive higher risk-adjusted returns. In five of our stores in Louisiana we offer traditional check cashing services and in each of our stores in Nevada and New Mexico we offer Title Advances. By adding new products we believe we can leverage our existing customer base, our systems and our strong customer relations to expand our portfolio of earning assets. We plan to grow our same store revenues by 10% during calendar year 2002. We plan to fund this project using existing cash flow.

      o Develop Brand Awareness. We seek to establish brand name awareness of our stores and services in order to establish a long-term franchise value. We use aggressive advertising campaigns to promote our business in the markets we service. We also believe that providing fast, personalized and courteous service in a clean and professional environment promotes our image and leads to customer referrals. We plan to implement this strategy by continuing to invest an amount equal to approximately 7% of our fee revenue on a yearly basis.

Our Stores

         We currently operate 52 stores in the following states: California (1 store), Kansas (1 store), Louisiana (34 stores), New Mexico (9 stores), Nevada (5 stores), Tennessee (1 store) and Utah (1 store). The following table provides a breakdown of (i) the number of stores located in each state at the end of the period indicated, and (ii) the percent of revenues attributable to stores in such states, for each of the periods:

                          Year Ended           Year Ended            Year Ended
                   # of   December 31   # of   December 31   # of    December 31
     Location      Stores     1999     Stores     2000      Stores      2001
     ---------     ------     ----     ------     -----     ------      ----
California           5        7.02%       2      3.71%       1         2.61%
Colorado            11        3.85%       -       -          -          -
Indiana              8        2.99%       1      2.48%       -          -
Kansas               1        0.83%       1      1.09%       1         1.26%
Kentucky            19       16.40%       -     15.14%       -          -
Louisiana           47       40.00%      36     52.91%      34        68.98%
Nevada               5        8.83%       5      6.03%       5         8.07%
New Mexico          13       10.38%       9     11.03%       9        14.58%
Tennessee            4        3.58%       1      3.57%       1         3.36%
Texas                5        5.39%       5      3.32%       -          -
Utah                 1        0.73%       1      0.72%       1         1.13%
                ----------------------------------------------------------------
                   119      100.00%      61    100.00%      52       100.00%
                   ===      =======      ==    =======      ==       =======

         Our stores are generally between 1,200-2,000 square feet, consisting of a waiting area, service counter and a small office. The stores are well lighted and decorated to provide a professional and comfortable atmosphere. We believe that most of our customers reside or work within a five-mile radius of the store they visit and that the convenience of a store's location is extremely important to consumers. As a result, our stores are within three miles of the market area we serve. Our stores are typically located in shopping centers or strip malls which usually contain a supermarket or major discount retail store, and other compatible tenants such as auto parts retailers, drugstores, convenience stores and fast food outlets. The surrounding area is typically populated with a high concentration of middle-income families.

Organizational Structure and Procedures

         Our stores are organized into districts. From 4 to 8 store managers report to each district manager who reside in the areas they supervise. District managers are experienced store managers and report directly to Michael Wright, Chief Operating Officer. Each store is typically staffed with a manager and either an assistant manager or a store clerk. Store managers are responsible for customer relations, development of new accounts, cash entries, collections, staffing and training. Personnel at our corporate offices direct and coordinate planning and controls, advertising and marketing and personnel matters. Operations personnel at our corporate offices evaluate the performance of each store using on-site reviews and daily reports on operations.

         All of our employees receive written procedures and policies covering all aspects of store-level operations. These policies and procedures have been established to minimize the operating risks inherent in our cash advance business and to maintain uniformity in operations on a national basis. We are also committed to providing our employees with formal, supervised training. Store managers and other store personnel must complete formal training programs. Training of new hires is generally conducted at the largest office in each district by trained personnel from the corporate office. Store employees (other than store managers) typically receive 2 to 3 days of initial orientation followed by 4 to 6 week(s) of supervised on-the-job training. Store managers are trained at one of our stores for approximately 16 to 20 weeks prior to assignment to their store. After such assignment, new store managers are closely monitored for two to three months. A key objective of our training programs is to teach new store employees how to identify risks associated with providing advances to customers and the steps that can be taken to reduce these risks.

         We have structured compensation arrangements to provide district and store managers with incentives to increase store revenue and profits. Store managers receive a monthly commission based on their store's performance as measured by: (i) growth in the number of advances, (ii) delinquency rates and
(iii)operating income. District managers receive commissions based on the performance of the group of stores for which they are responsible.

         At the end of each business day store cash is deposited in a local bank and reconciled against the transactions reported by each store. In addition, district managers perform periodic internal audits. We also employ two full-time auditors who perform cash audits on a random basis. We have also implemented various programs and systems (including alarms and security cameras) to reduce the risk of third party theft and to provide security for our facilities and employees. We also maintain insurance coverage against theft.

Marketing

         We market our services primarily through radio, television, print, yellow pages, direct-mail and billboard advertising and through our customer referral program. For the year ended December 31, 2001, we believe that approximately 5% of our new business came from customer referrals, 5% from direct location signage, 5% from radio advertising, 2% from television advertising, 58% from yellow page advertising and 10% from direct mail advertising. Our television, radio and direct-mail advertising explains how to use our services and emphasizes our quality of service, convenience and competitive rates.

The Customer Transaction

         Based on trade group information and studies made available to the public, we believe our core customer is approximately 35 years old, almost 1/3 own their own home, their average term of employment is approximately 4 years, all have a job (or regular income) and an active checking account. We believe they often pay their bills with money orders and prefer the speed and availability of immediate cash provided by our stores.

         A typical new transaction begins when a customer needs short-term cash and visits one of our stores. The customer is required to provide us with the following items: (i) a valid driver's license or other acceptable form of identification, (ii) a copy of their most recent bank statement which must reflect that the customer has a local active checking account, and (iii) a recent payroll stub or other acceptable proof of income which could include social security payments, alimony, child support payments or other sources of income. In addition, each customer must satisfy two of the following three criteria: reside, work or bank locally. The customer also completes an information statement, which requires certain demographic, employment and other information including home and business addresses and telephone numbers. Our store employee then completes a customer approval checklist to ensure that we have not overlooked any step in the approval process or obtained the required information for approval. Following this approval process, a customer file is created and a computer-generated account number is assigned.

         The store employee then explains the terms of the transaction to the customer and has the customer sign a disclosure agreement for the advance. The disclosure agreement, which is a standard form developed by us, is generated by our computerized system and is customized to comply with state regulatory requirements. The system requires each portion of the disclosure agreement to be completed. The disclosure agreement provides for the customer to deliver an electronic draft agreement to us, with the face amount generally equal to the sum of (i) the cash advanced and (ii) a prescribed fee, calculated according to guidelines established by us for each state in which we operate. The amount of cash advanced to the customer generally may not exceed 33% of the customer's gross monthly income. In exchange for the draft agreement, we advance cash to the customer and agree to hold the draft agreement until it is redeemed by the customer or until a short holding period has expired. The holding period, on average, extends from the date the advance is issued to the date of the customer's next paycheck, but generally does not exceed 18 days.

         After we establish a relationship with a customer, the procedures for a subsequent transaction are less burdensome. Repeat customers do not need to be re-approved and are only required to give us a draft and execute a new disclosure agreement. Our computerized information system requires store employees to verify and update the information contained in a customer's file every six months before doing business with that customer again.

Electronic Advance Program

         We have made a significant investment in electronic systems and funding methodologies. Beginning in March 2000, we established a centralized processing center that initiates and services "electronic" advances without the need for a storefront location. We are using a number of advertising campaigns to market our electronic advance program and attract customers in targeted geographical areas. We have established a toll-free number for customers to call to qualify for short-term advances. If a customer meets our flexible underwriting requirements, a contract is sent by way of facsimile transmission. The customer signs the contract and returns it to us by facsimile. Once the customer qualifies for an advance, we send an "Easy Money" debit card or if the customer elects, we can deposit the advance directly into a personal checking account. The debit card is assigned a unique pin number and can be utilized at ATM machines in the United States. If the customer wants to conduct future transactions with us we are able to either fund their debit card instantaneously or electronically deposit funds into their personal checking account. Currently most customers desiring an advance would have to live in a large populated area that can support the overhead of a retail storefront. With the implementation of our electronic advance program we can service a customer anywhere, so long as they have access to a fax machine and qualify for the advance. This innovation has allowed us to enter markets that have not previously been served and therefore, we have encountered little or no competition. The lack of competition has allowed us to aggressively price our services and strengthen underwriting guidelines. This has resulted in an increase in fee revenues, reduced overhead and increased profitability. Our electronic systems and funding methodologies provides our customers with a number of benefits including, the ability to obtain advances from us from anywhere and at anytime and the ability to utilize their debit cards for telephone calls, internet shopping and purchases at retail stores. The debit card also establishes customer loyalty.

         Our electronic system digitally scans and stores all contract information as image files and assigns a unique identification number to a contract that coincides with the customers' account number. Once a signed contract and disclosure is returned to us, we immediately fund the customer according to his preference. Approximately 3 to 4 days prior to the payment date of an advance, a courtesy call is made to the customer to determine if the customer wants to extend the payment date or pay it off. An electronic debit will deduct either the extension fee or the full amount of the advance from the customer's bank account.

         As of December 31, 2001 a staff of ten people were servicing a portfolio of approximately $467,000 in advances (approximately 1,500 accounts). The combination of reduced personnel, reduced overhead and the ability to penetrate markets otherwise unserviceable by costly retail stores has been successful on a financial and operational basis. We are pleased with the systems and operations of our electronic advance program and intend to commit additional resources in the future.

         In December of 2001, we expanded our electronic business further by offering membership contracts for phone service nationwide. The underwriting criteria for the membership transaction is the same as the electronic transaction. The customer must be employed and have a current checking account. We have several levels of the "Club Memberships" that the customer can elect to join ranging from Club level A (100 minutes for $29.95 a month) to Club level E (500 minutes for $149.75 per month). The memberships run for a period of one year with an instant cash back rebate of $100 for each 100 minutes. Each month we debit the customer's personal checking account for the membership fee and allow the customer access to their agreed service. In December, 2001, we had a portfolio of approximately $67,000. We anticipate it will cost approximately $250,000 to grow the portfolio to $500,000 by the end of 2002.

Servicing and Collections

         We emphasize a professional collection approach that is designed to maintain a positive public image. We have established a coordinated servicing effort between our individual stores and our home office, which controls the servicing of advances and enhances internal controls over customer agreements. Two days prior to the expiration of the holding period (the "pickup date"), if the customer has not redeemed the agreement, we place a courtesy call to the customer as a reminder that the outstanding agreement will become due shortly. If the customer fails to redeem the agreement on the pickup date, we place another call to the customer as a notification that the advance is due.

         Four days after the "pick-up" date, the customer's bank account is electronically drafted to close out the transaction. If the draft is returned due to non-sufficient funds, the advance is charged off as a bad debt and one of our store employees begins collection efforts. A store employee telephones the customer daily as a reminder of the payment obligation and are instructed to politely encourage the customer to redeem the advance. Outstanding advances are serviced at the store level for thirty days. During this time, phone calls are supplemented by a series of letters designed to inform the customer about the ramifications of default. After sixty days, unpaid advances are turned over to an outside collection agency for servicing. Once an advance has been charged off, the customer's account is removed permanently from the store's eligible customer list. Every store is provided with the identity of customers whose advances have been charged off. Given the volume of advances made by the Company, we believe that our strict chargeoff policy aids management in quickly identifying impaired accounts and helps to assure that our advance file is current. We do recover a substantial portion of gross chargeoffs and this recovery percentage is considered in determining the necessary allowance for credit losses. The average collection period of accounts recovered is 10 days.

         We incurred bad debt expense of $3,190,000 for the year ended December 31, 2000 (21.3% of revenues), $1,783,000 for the year ended December 31, 2001 (15.8% of revenues). Charge-offs, net of recoveries, were approximately $3,307,000 and $1,796,000, respectively, for the years ended December 31, 2000 and 2001. As of December 31, 2001, we had approximately $91,441 of receivables that were more than four days past due that were not charged off as bad debt for various reasons.

Management Information Systems

         We use our management information systems and internal reporting processes to monitor the daily operations of each store and to gather key daily, weekly, monthly and year-to-date operational statistics. These systems have enabled us to maintain a high degree of control over revenues, expenses and customer transactions. We believe that the following reporting procedures that have been implemented provide us with a significant competitive advantage over small local cash advance providers.

         At the end of each business day, each store manager delivers to his district manager (i) a report summarizing the store's transactions for the day, the amount of outstanding advances and current cash position, and (ii) a past-due report detailing the status of each past-due account and collection efforts that have been made. In addition, each store manager faxes copies of any deposit slips to the corporate office. On a weekly basis, store managers send their district managers an outstanding advance summary, employee time sheets and a past-due summary report. On a monthly basis, store managers send their district managers all expense reports and copies of all correspondence with customers.

         Each of our stores has a computer to record transactions. Store employees create an account for each customer and record each transaction that is made as well as each collection action that is taken. We use a real-time centralized computer system to verify the written reports regularly delivered by the store managers.

Competition

         The cash advance industry is highly fragmented and highly competitive, and there is significant competition within each of the markets in which we operate. We believe that competition is primarily based on store location, convenience and customer service. Most of our competitors are small, owner-operated stores that operate in a limited geographic area. We believe that most store owners operate fewer than 20 stores and, in many cases, are operated by individuals who lack the capital resources and marketing expertise to expand their business and compete effectively with larger cash advance companies. We also believe that the larger cash advance companies are able to operate more efficiently and provide a higher level of customer service than smaller companies.

         We believe that these competitive advantages are the result of greater managerial and financial resources as well as economies of scale related to systems and marketing expenses. These factors present an opportunity for well-capitalized companies to open additional stores, offer additional consumer finance related services and create a high level of brand recognition and customer loyalty. We face competition from at least three large privately held cash advance companies. In addition, several large publicly held and privately held check cashing companies are beginning to provide cash advance services.

         In addition to other cash advance operators, we compete with banks, credit card issuers, pawn shops, title pawn establishments and other financial services entities and retail business that provide short-term loans to individuals. We may face additional competition as an increasing number of traditional check cashing companies, pawn shops, banks and other retail establishments add cash advance services to their financial product portfolios.

Regulation

         Our operations are regulated in each state where we operate as (i) a consumer lender; (ii) a provider of deferred deposit services; or (iii) a lender or deferred depositor, as authorized pursuant to the state's check cashing statute. Before commencing operations in a state we are required to go through a licensing application process and have to obtain a separate license for each of our locations. We are also required to comply with certain federal regulations governing consumer protection and lending practices. In each state where we operate we are licensed by the state agency having general supervisory authority over financial institutions and are required to maintain a minimum amount of capital for each location in the state. We are also required to maintain our records for a designated period and are subject to regular audits by the state regulatory agency. Each state statute generally establishes a schedule of the allowable fees we may charge customers and limits the size and number of transactions that we may have with any one customer at any given time. In addition, we are required to provide customers with certain disclosures, such as the amount of the advance, the fees we charge, the annual interest rate and the due date of the advance. These state statutes also regulate the nature and content of our advertising and promotion and certain states prohibit us from enforcing transactions with our customers by use of the state's criminal bad check laws.

         In Kansas, New Mexico and Tennessee, each of our branches is licensed as a provider of delayed, or deferred deposit, or presentment services. In these states we are authorized to accept or cash checks and hold them for a designated period of time, within which, it can be redeemed by the customer prior to being deposited by us.

         In California, Louisiana, Nevada and Utah we are regulated as a check casher. In these states we are authorized to defer the deposit of personal checks that we cash, or accept, for a designated fee.

         In addition to state regulations, our advance activities are also subject to certain federal regulations, including the Truth-in-Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA"), the Fair Credit Reporting Act ("FCRA") and the regulations promulgated for each. In addition, some state statutes require that TILA disclosures be given to consumers who use these services. These laws require us to provide our customers with disclosures of the principal terms of each transaction, prohibit misleading advertising, protect against discriminatory lending practices and prohibit unfair credit practices. TILA and Regulation Z promulgated thereunder require, among other things, disclosure of pertinent elements of consumer credit transactions, including the amount of the finance charges and that charge expressed in terms of an annual percentage rate. The ECOA prohibits creditors from discriminating against applicants on the basis of race, sex, age or marital status. Pursuant to Regulation B promulgated under the ECOA, creditors are required to make certain disclosures regarding consumer rights and advise those whose credit is not approved of the reasons for the rejection. The FCRA requires creditors to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency.

Employees

         As of December 31, 2001, we had 199 employees (179 full-time and 20 part-time). None of our employees are covered by a collective bargaining agreement and we have never experienced a work stoppage. We believe that our relationship with our employees is satisfactory.

Item 2. Properties.

         Our corporate headquarters at 5295 Greenwich Road, Suite 108, Virginia Beach, VA 23462 consists of approximately 8,750 square feet that we lease from a third party for $7,000 per month. The lease expires in December 2003 and we have an option to renew the lease on a year-to-year basis.

         All of our store locations are leased from third parties, typically for a term of one to three years. Each store generally consists of between 1,000 to 2,000 square feet at an average monthly lease rate ranging from $500 to $1,600. The store leases expire at various dates through the year 2004. Most of our store leases contain renewal options for an additional period at rental rates adjusted according to agreed upon formulas. In addition most of the leases contain termination clauses if the state enacts legislation that negatively impacts our business.

Item 3. Legal Proceedings.

         We have been named as a defendant in two material class action lawsuits and one other material lawsuit:

         Elaine Steward Greene, et al. v. Easy Money of Kentucky, Inc., et al.

         Name of court or agency where proceeding is pending: United States District Court for the Eastern District of Kentucky, Lexington Division.

         Date proceeding began: The original complaint was filed on July 1, 1999. The second amended complaint was filed on October 6, 2000.

         Principal parties: Elaine Steward Greene and Helen Mitchell, individually and on behalf of others similarly situated (plaintiffs) v. Easy Money of Kentucky, Inc., Easy Money of Virginia, Inc., Easy Money Holding Corporation, David L. Greenberg, Tami Van Gorder, Jerome Greenberg, John Murphy, Sterling Financial Bank and unknown individuals and entities (defendants).

         Description of facts underlying the proceeding: The suit alleges that the defendants violated the Kentucky Interest and Usury Statute, that defendants violated the Kentucky Consumer Loans Act, that defendants violated the Racketeer Influenced and Corrupt Organization Act, that the defendants violated the Kentucky Consumer Protection Act, and that the defendants engaged in fraud. The plaintiffs brought this action as a class action claiming defendants charged and collected from plaintiffs and other customers similarly situated usurious interest rates for consumer loans. The complaint alleges defendants illegally coerced payment of monies from plaintiffs and other class members by threatening to pursue collection of the debts. The complaint also charges that defendants were not properly licensed under Kentucky state law. The court has certified the class of plaintiffs in this case.

         Relief Sought: Plaintiffs have requested the following relief: (i) twice the interest paid by plaintiffs in connection with certain loans made by plaintiffs, forfeiture of all unpaid interest, actual damages sustained, statutory damages and civil penalties allowed by law, including all loan charges and twice the amount of interest or fines collected and damages in the amount twice the finance charge and punitive damages jointly and severally from defendants Easy Money of Kentucky, Easy Money of Virginia, Easy Money Holding Corporation, David Greenberg, Tami Van Gorder and Jerome Greenberg; (ii) attorneys' fees, expenses and costs; (iii) injunctive relief prohibiting plaintiffs from continuing to engage in illegal conduct as alleged; (iv) pursuant to Kentucky Consumer Loan Act, the transactions between plaintiffs and defendants be declared void and plaintiffs be awarded all sums paid to defendants, including but not limited to, principal, interest and fees for each and every transaction jointly and severally from defendants Easy Money of Kentucky, Easy Money of Virginia, Easy Money Holding Corporation, David Greenberg, Tami Van Gorder and Jerome Greenberg; (v) pursuant to the RICO claim, plaintiffs ask for triple damages, costs and attorneys' fees from all defendants named in the RICO count; (vi) pursuant to the common law fraud claims, plaintiffs ask for actual damages plus punitive damages from all defendants named in the common law fraud count; (vii) pursuant to the Kentucky

Consumer Protection Act, plaintiffs ask for actual damages, equitable relief and punitive damages from all defendants named in the Kentucky Consumer Protection Act count; (viii) plaintiffs ask for pre-judgment and post-judgment interest; and (ix) plaintiffs ask that defendants be ordered to cease their efforts from plaintiffs and class members through threats of criminal prosecution or otherwise.

         The range of possible loss in this case is between $0 and the plaintiffs' demand of $40,000,000. We have not been advised that a loss is probable in this case. Our experience in cases such as this is that we are able to settle these cases for nominal sums, although we cannot offer assurance that we will be able to settle this case consistent with our prior experience.

o Shelia Bellizan and Johnette McMahon, et al. v. Easy Money of Louisiana, et al.

         Name of court or agency where proceeding is pending: United States District Court for the Eastern District of Louisiana.

         Date proceeding began: October 4, 2000.

         Principal parties: Shelia Bellizan and Johnette McMahon and others similarly situated (plaintiffs) v. Easy Money of Louisiana, Inc., Easy Money Holdings, Inc., Easy Money of Virginia, Inc., David L. Greenberg, Tami Van Gorder and Jerome Greenberg (defendants).

         Description of facts underlying the proceedings: Plaintiffs brought this action claiming that defendants violated the Racketeer Influenced Corrupt Organization Act and the Louisiana Usury laws. Plaintiffs amended the original complaint upon direction from the court. Plaintiffs brought this action on behalf of a class. The court has not certified a class in this case. Plaintiff's complaint alleges defendants offered to loan money to consumers at usurious rates. Plaintiffs also allege defendants charged duplicate fees in connection with certain rollover loan transactions.

         Relief sought: Plaintiffs request that the court issue an injunction against continued violations of the laws set forth in the complaint. Plaintiffs request adequate and reasonable damages and damages trebled for the losses and expenses both past and future described in the complaint in addition to any other economic or general damages to be shown at trial. Plaintiffs request costs and disbursements incurred in connection with the action, including reasonable attorneys' fees, expert witness fees and other costs. Plaintiffs further ask for interest as allowed by law.

         We have filed a motion to dismiss this case. The motion is pending with the court.

Cash Today of Denton, Inc., et al. v. Jerry Greenberg, et al.

         Name of court or agency where proceeding is pending: District Court of Gregg County, Texas.

         Date proceeding began: The original petition was filed on May 8, 2000. The first amended petition was filed on May 18, 2001.

         Principal parties: Cash Today of Denton, Inc. and Cash Today of the USA, Inc. (plaintiffs) v. Jerry Greenberg, David Greenberg, Mike Wright, David Kitchens, Tami Van Gorder, David Kilby, The Easy Money Group, Easy Money Holding Corporation, Easy Money of Virginia, Inc., Easy Money of Co., Inc., The Loan Alternative Corporation, and Wackenhut Services, Inc. (defendants).

         Description of facts underlying the proceedings: Plaintiffs claim that defendants have illegally converted property belonging to plaintiffs (checks, cash business assets and equipment) by assuming dominion and control over said items without legal authority. Plaintiffs also claim that defendants have tortiously interfered with the business relations between the plaintiffs and their customers. Plaintiffs also claim that defendants have tortiously interfered with the prospective business relations of plaintiffs and the potential customers that come to plaintiffs' stores each day. Plaintiffs claim that defendants have trespassed upon the property and business of plaintiffs without legal authority or consent. Plaintiffs also claim that defendants have committed fraud by fraudulently and intentionally misrepresenting that the bankruptcy court had ordered the seizures of plaintiffs' property when no such authority or authorization existed in law or in fact.

         Relief sought: In connection with the conversion claim, plaintiffs request damages in an amount equal to the value of the assets alleged converted together with punitive damages. In connection with the tortious interference with business relations charge, plaintiffs request damages and punitive damages. In connection with the tortious interference with prospective business relations charge, the trespass charge, the theft charge, and the fraud charge, plaintiffs request damages and punitive damages. Plaintiffs also request that the court grant a declaratory judgment that plaintiffs are the owners of the assets alleged converted and that they are entitled to possession of the same. Plaintiffs also request that the defendants be held jointly and severally liable to plaintiffs for all damages alleged. Plaintiffs also request reasonable attorneys' fees and costs as well as post-judgment and pre-judgment interest.

         The Loan Alternative Corporation filed for Chapter 11 bankruptcy protection on April 21, 2000. The bankruptcy proceeding was dismissed on July 9, 2001.

         We intend to vigorously defend these claims. The defense of these claims is costly and is reflected in other operating expenses in our financial statements. Due to the procedural status of these cases, we are unable to predict the outcome of the litigation.

         Additionally, from time to time, we are a defendant (actual or threatened) in certain other lawsuits encountered in the ordinary course of our business, the resolution of which, in our opinion, should not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 2001.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         We are attempting to encourage certain market makers to apply to The NASDAQ Stock Market, Inc. for listing of our shares on the OTC Bulletin Board under the symbol "EMHC". Rule 6530 adopted by NASDAQ requires all companies which trade on the OTCBB to file an SEC disclosure document (Form 10-SB) and become a fully reporting public company in accord with the Securities Exchange Act of 1934. In conjunction with the application, we are attempting to identify the market makers for our securities. There can be no assurances that any meaningful trading market in our shares will be developed or sustained.

         We have six shareholders of record for our shares. Because we intend to use available funds to expand our business, we do not anticipate declaring or paying cash dividends in the foreseeable future. We have not paid any cash dividends in the past, other than payment of the prior S corporation dividends. The payment of cash dividends, if any, in the future will depend on our earnings, financial condition, capital requirements, cash flow and long range plans. Additionally, our credit agreements prohibit us, without the prior written consent of the lenders, from paying cash dividends.

         Our authorized capitalization consists of 50,000,000 shares of common stock, $.01 par value per share, with 10,635,000 shares issued and outstanding, and 5,000,000 shares of preferred stock, $.01 par value per share, with none issued and outstanding.

         As of December 31, 2001, we had outstanding warrants exercisable for 1,161,000 shares. We issued the warrants in connection with the sale of our senior subordinated notes. Each warrant entitles the holder to purchase one share at $0.8613 per share. The number of shares underlying the warrants and exercise price is subject to adjustment upon the occurrence of certain events, including, among other things, any recapitalization, reclassification, stock dividend, stock split, merger or consolidation and the issuance for consideration of rights, options or warrants (other than rights to purchase shares issued to stockholders generally) to acquire our common stock. Holders of the warrants are not entitled to any rights as a stockholder until the warrants are exercised. Holders of the warrants exercisable for 1,161,000 shares have registration rights.

         Further, we have outstanding warrants exercisable for 400,000 shares issuable to James Erbes. The warrants terminate 6 months after the loan to Mr. Erbes has been satisfied, or May 31, 2002. Mr. Kilby recently exercised an option to purchase 25,000 shares under a stock option, and he loaned $75,000 back to the Company under a note bearing interest at a rate of 18%. The note is payable on demand.

         Under the terms of an agreement between us and Deville Investment Corporation, we issued 10,000 shares and we satisfied our $50,000 debt to Deville Investment Corporation.

         We have a consulting agreement with Condor Investment Trust and Red Oak Financial Corp. for financial services in exchange for 200,000 shares (each) of our outstanding common stock. We issued the shares on April 1, 2002.

         We have a consulting agreement with Novacorp, LLC for financial services in exchange for $12,000 in cash and 200,000 shares of our outstanding common stock. We issued the shares on April 1, 2002.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         We provide specialty financial services by advancing cash to customers and obtaining an authorization to draft their personal checking account and agreeing to delay the draft until they redeem their contract with us or until a short holding period has expired, which on average is 18 days. In exchange for our service, we receive a fee ranging from approximately 15% to 30% of the amount of cash advanced to the customer. In addition, through a limited number of our branches we also provide check cashing services and advances that are secured by the borrower's car title.

         We were formed in December 1997 when several pre-existing separately incorporated companies with common ownership became our subsidiaries. At the end of 2000 and 2001 we had 61 stores and 52 stores, respectively, in operation. The number of stores we open or close in any quarterly period significantly impacts our revenues and expenses.

         We have made a significant investment in electronic systems and funding methodologies. Beginning in March 2000, we established a centralized processing center that initiates and services "electronic" advances without the need for a storefront location. Beginning in December 2001, we further leveraged this business model to diversify our product base whereby we offered a prepaid phone service program. This innovation has allowed us to enter markets not previously served and where we encountered little or reduced competition. The reduced competition has allowed us to aggressively price our services and strengthen our credit guidelines and has resulted in an increase in revenues, reduced overhead and increased profitability. As of December 31, 2001 a staff of approximately ten people serviced an electronic advance portfolio of approximately $467,000 consisting of 1,500 accounts, and a prepaid phone card program of approximately $67,000.

         Revenues. We recognize revenues on a level yield basis over the term of the advance. Our revenues are primarily fees charged to customers for deferred presentation transactions. These fees range from approximately 15% to 30% of the amount of cash advanced. In California and Tennessee we charge up to 15% of the amount advanced, and in Nevada and New Mexico up to 23% of the amount advanced. To increase revenues we must expand our electronic advance program and increase the number of transactions in existing stores. Our electronic advance program and its higher profit margins has resulted in a redirection of our capital resources from low profit margin store-front locations to this service. The success of our electronic advance program resulted in a decision to close several of our stores in 2000 and 2001 to increase our focus on this program.

         Provision for Credit Losses. Our provision for credit losses is based on our historical bad debt experience. Based on the short term of our advances, we are afforded recent and accurate information on how current advances are performing. We use this information on a recurring basis to determine if adjustments to the provision are necessary based on current or expected changes in the portfolio performance. The allowance is based on two major factors, how the current outstanding portfolio will perform and an estimated value for what will be collected on charged off customers. Our policy is to charge off a customer's account if they do not redeem their advance on a timely basis and their electronic draft is returned without payment from their financial institution. We historically collect 50% of what is charged off. Historical calculations and current performance indicate that 20% of our customers will not redeem their advance and we will have to initiate an electronic draft of their account. We estimate 50% of the drafts that we initiate will be returned without payment. We anticipate collecting at least 50% of those that get returned without payment.

         Other Operating Expenses. Our operating expenses consist of store occupancy costs, other store expenses and general and administrative expenses not directly attributable to store operations, including legal and professional expenses, depreciation and amortization, and occupancy, maintenance, utility and telephone charges related to the corporate office, as well as general advertising, travel and insurance. Store rent, including maintenance and utility charges, constitutes the greatest portion of other operating expenses. Other store expenses consist of store-level advertising, depreciation and amortization, small equipment expense, travel and expenses in connection with the opening and closing of stores. Store opening costs are expensed as incurred.

Results of Operations

         This table sets forth, for the periods indicated, the components of our statements of operations expressed as a percentage of revenues:

                                                       Year Ended
                                                       December 31,
                                                   2000            2001
                                                   ----            ----

Revenues                                           100.0%          100.0%
                                                   ======          ======

Expenses:
  Provision for credit losses                      21.28%          15.77%
  Salaries and benefits                            38.92%          33.39%
  Other operating expenses                         36.58%          40.19%
  Net loss on dissolution of joint ventures         2.98%           0.00%
  Interest expense                                  6.35%           6.04%
  Other                                             0.89%           0.11%
                                                  -------          -----
                                                  107.00%          95.50%
             Net Income (loss)                     (7.00)%          4.50%
                                                  -------          -----
Pro forma Income tax expense (benefit)             (2.80)%          1.80%
                                                  -------          -----

             Pro forma net income (loss)           (4.20)%          2.70%
                                                  =======          =====



Year Ended December 31, 2000 Compared to Year Ended December 31, 2001

         Revenues: Revenues decreased $3,681,000 from $14,993,000 in 2000 to $11,312,000 in 2001. The decrease was primarily because we liquidated unprofitable or underperforming stores towards the end of 2000 and redirected capital to reduce debt and expand profitable stores including our electronic program. Our stores decreased from 61 at December 31, 2000 to 52 at December 31, 2001. The decrease of 9 stores was mostly in low volume or low profit margin locations. Average revenues per store, excluding the electronic division, for the year ended December 31, 2000 and December 31, 2001 were $167,000 and $200,000, respectively.

         Provision for Credit Losses: For the year ended December 31, 2000 our provision for credit losses was $3,190,000 (21.3% of revenues) compared to $1,783,000 (15.8% of revenues) for the year ended December 31, 2001. The decrease was a result of a reengineering of our collections systems to take advantage of technological and software improvements within our industry and a management focus on strict compliance with underwriting guidelines. Our net charge-offs as a percentage of gross advances for the December 31, 2001 period as compared to the December 31, 2000 period was 2.93% versus 5.09%. The percentage of our allowance for credit losses as compared to our total advances outstanding at December 31, 2001 versus December 31, 2000 was 5.05% compared to 5.4%. The decrease from December 31, 2000 to December 31, 2001 was a result of better controls in our systems and a stronger performing portfolio at December 31,2001.

         Salaries and Benefits: Salaries and benefits decreased $2,058,000 for the period ended December 31, 2001 as compared to December 31, 2000. Salaries and benefits were $ 5,835,000(38.9% of revenues) for the year ended December 31, 2000 and $3,777,000 (33.4% of revenues) for the year ended December 31, 2001. This decrease is a result of fewer stores, manual processes being replaced by technology and a company wide focus to increase individual productivity.

         Other Operating Expenses: Other operating expenses decreased by $937,000 to $4,547,000 during the year ended December 31, 2001, compared to $5,484,000 for the year ended December 31, 2000, primarily because of the closing of stores in the latter part of 2000.

         Net Loss on Dissolution of Joint Ventures: During 2000, we contributed certain assets and liabilities to form two retail financial services joint ventures with an unrelated party. In the first quarter in 2000, by mutual agreement, one of the joint ventures was dissolved and assets with a net realizable value of $74,000 were distributed back to us. In the first nine months of 2000, we recorded a loss of approximately $191,000 on the dissolution of this joint venture. In the fourth quarter in 2000, the other joint venture was dissolved and assets with a net realizable value of $271,000 were distributed back to us. In the last three months of 2000, we recorded a loss of $256,000 on the dissolution of that joint venture.

         Interest Expense: Interest expense decreased $269,000 during 2001 compared to 2000 primarily due to better collections and underwriting guidelines resulting in a reduction of the credit line.

         Historical and Pro Forma Net Income (Loss): We had a net loss of $1,050,000 for the year ended December 31, 2000, compared to net income of $447,000 for the year ended December 31, 2001. After a pro forma income tax benefit of $420,000 and expense of $179,000 in 2000 and 2001, respectively, we had pro forma 2000 net loss of $630,000 compared to a pro forma 2001 net income of $268,000. The increase in income from 2000 to 2001 was primarily due to (1) software and technology improvements at storefront locations and managerial systems, (2) a stronger portfolio as discussed in the provision for credit losses, (3) and the introduction of our electronic program.

         Liquidity, Capital Resources and Financial Condition

         We use our cash to fund advances to customers, operating costs for payroll, occupancy, general and administrative expenses, and investments in capital equipment primarily to upgrade our system capabilities. Our sources of cash are funds generated by our operations and borrowings from financial institutions.

         Cash Flows from Operating Activities: For the year ended December 31, 2000, net cash provided by operating activities was $2,577,000. For the year ended December 31, 2001, we had net cash provided by operating activities of $298,000. This decrease in net cash provided by operating activities was because of significant reduction in our accounts payable during 2001 and increased cash needs to fund our electronic loan business.

         Cash Flows from Investing Activities: For the year ended December 31, 2000 we had net cash provided by investing activities of $873,000 versus net cash used of $46,000 for the year ended December 31, 2001. This reduction in investing activities was due to proceeds from the sale of closed stores in 2000 as compared to 2001.

         Cash Flows from Financing Activities: For the year ended December 31, 2000, we had net cash used in financing activities of $3,087,000. For the year ended December 31, 2001, we had net cash used from financing activities of $631,000. These reductions of cash flow used in financing activities represent a focused effort in 2000 to substantially reduce third party debt obligations and related party receivables.

         We have a credit line facility that permits us to borrow up to an advance limit, which as of December 31, 2001, was $2,300,000. The lender may increase or decrease the advance limit in its discretion. Borrowings under the line of credit bear interest at a base rate (as specified by the lender), plus 10%, payable monthly. We collateralized these borrowings by a security interest in funds due from customers for advances and our property and equipment and general intangibles. The financing agreement, among other things, requires the consent of the lender for mergers, consolidations and acquisitions, restricts changes in the nature of our business, allows the lender to terminate the agreement and accelerate the debt at any time, restricts stockholder distributions to amounts related to state and federal income taxes owed by them and restricts repayment of principal on the loans made to us by our shareholders. Outstanding borrowings under the line of credit as of December 31, 2001, amounted to $1,613,000.

         We recently amended this financing agreement to reduce the line of credit facility advance limit to $1,300,000 with a subsequent reduction of $54,167 each month for a successive twenty-four (24) month period commencing on July 1, 2002 and terminating on June 1, 2004.

          At December 31, 2000, we maintained a second financing agreement with a commercial bank that permitted the Company to borrow up to $400,000. The outstanding amount on this line of credit facility as of December 31, 2000 and December 31, 2001 was $399,590 and $351,399, respectively. During 2001, this line of credit facility's outstanding balance was refinanced through a long-term note payable to the bank.

         We have a deficiency in working capital of $1,504,000. Nonetheless, we believe that by renegotiating our lines of credit with our financial institutions as we have historically done (as of December 31, 2001, we had $1,613,000 drawn against this facility), limiting payments to shareholders for paydown of shareholder debt (as of December 31, 2001, the amount of shareholder debt was $1,650,000) and reinvesting current and future period earnings, that we will have sufficient cash flow to meet our working capital needs. Our working capital and customer growth plans beyond the next 12 months may require additional debt and/or equity financing. The estimate of the time that our funding sources will be sufficient to meet our current needs is a forward looking statement that is subject to risks and uncertainties. Actual results and working capital needs may differ materially from our estimates.

Operating Trends

         Our business is seasonal to the extent of the impact of tax refunds received by our customers. Advances by us have historically had a low demand during the first quarter of the calendar year due to tax refunds being received across the nation. The highest demand for our advances occurs during the forth quarter of the calendar year due to the holiday season and the demand for funds for shopping and other holiday costs.

Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. We must adopt Statement 141 and Statement 142. Furthermore, any goodwill that is acquired in a purchase business combination after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized before the adoption of Statement 142. The adoption of Statement 141 did not have a material effect on our operating results or financial condition. We are currently assessing the impact of Statement 142 on our operating results and financial condition.

         In June 2001, the Board issued Statement No. 143, Accounting for Asset Retirement Obligations, that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopt the provisions of Statement No. 143 effective January 1, 2003. We do not expect the adoption of Statement 143 to have a material effect on our operating results or financial condition.

         On October 3, 2001, the Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We must adopt the provisions of Statement No. 144. We do not expect the adoption of Statement 144 to have a material effect on our operating results or financial condition.

Item 7. Financial Statements.

         The financial statements prepared in accordance with Regulation S-X are included in a separate section of this report. See the index to Financial Statements at Item 13.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         On October 2, 2001, KPMG LLP declined to stand for re-election as our independent accountants for the year ended December 31, 2001.

         KPMG LLP's report on our financial statements for 1999 and 2000 did not contain an adverse opinion or a disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles.

         During the years ended December 31, 1999 and December 31, 2000 and through January 23, 2002, there were no disagreements between us and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, that, if not resolved to the satisfaction of KPMG LLP would have caused it to make a reference to the subject matter of the disagreements in connection with their reports.

         On January 24, 2002, we appointed Cherry, Bekaert & Holland LLP as our independent accountants. There have been no disagreements concerning matters of accounting principals or financial statement disclosure between the company and Cherry, Bekaert & Holland LLP requiring disclosure hereunder.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

         The following table sets forth the names, positions and ages of our executive officers and directors.

Name                 Age     Position

David Greenberg       37     President and Chief Executive Officer and Director

Michael Wright        35     Chief Operating Officer

Tami Van Gorder       40     Secretary/Treasurer and Director

David M. Kilby        33     Chief Financial Officer


David Greenberg
Mr. Greenberg is one of our founders and principal shareholders. He has been President, Chief Executive Officer and Director since our founding in 1994. Currently, Mr. Greenberg is President, Chief Executive Officer, Director and principal stockholder of EMH which is commonly owned and managed by us. Mr. Greenberg received a degree in Business Management from TCC in Virginia Beach, VA.

Michael Wright
Mr. Wright has been our Chief Operating Officer since July 2000. From April 1998 to June 2000 he owned and operated four payday and title loan offices under a franchise agreement with Dollar Express, Inc. From 1994 to March 1998, Mr. Wright was Management Information Systems Manager and Operations Manager of one of our subsidiaries, Easy Money of Virginia, Inc.

Tami Van Gorder
Ms. Van Gorder is one of our founders and principal shareholders. She has been Secretary/Treasurer and Director since our founding. Currently she is a principal stockholder, Director and Secretary/Treasurer of EMH. Ms. Van Gorder has an accounting degree from Princess Anne Business College. Ms. Van Gorder is the sister of David Greenberg.

David M. Kilby
Mr. Kilby, a Certified Public Accountant, has been our Chief Financial Officer since June 1998. From June 1991 to May 1998 he was employed by KPMG, LLP and was a Senior Manager from June 1997 to May 1998. Mr. Kilby is also the Chief Financial Officer of EMH. Mr. Kilby received a BS Degree in Accounting from Old Dominion University.

Committees of the Board of Directors

         We have not established any committees of the board of directors.

Employment Agreements

         In July 1998, we entered into an employment agreement with Mr. Kilby, which provides for an annual base salary of $100,000, plus benefits customarily provided to our other executive officers. Unless either party gives the other party 30 days prior written notice of termination before the end of a renewal term, the agreement will automatically renew for 12-month periods. The employment agreement provides that if any of our shares of common stock become publicly traded, Mr. Kilby is entitled to receive an option to purchase up to 25,000 of our shares at $1.00 per share at the time of the public offering or within 90 days thereafter. The agreement further provides that in the event the value of the shares is less than $4.00 per share at the time of the public offering, our principal shareholders will pay Mr. Kilby the difference. Mr. Kilby recently exercised this option, and he loaned $75,000 back to the Company under a note bearing interest at a rate of 18%. The note is payable on demand. We do not have employment agreements with any of our other key employees. We do not have any intention at the present time to enter into employment agreements with any of our executive officers.

Directors Compensation

         Our directors do not receive any compensation for serving on the board of directors.

Item 10. Executive Compensation.

         David Greenberg, our Chief Executive Officer, received a base salary of $82,400 for the year ended December 31, 2001. Other than David Kilby, Chief Financial Officer, no other employee received in excess of $100,000 in compensation for the year ended December 31, 2001. Mr. Kilby's compensation for the year ended December 31, 2001 amounted to $102,000.


                           Summary Compensation Table

                            Fiscal            Bonus  Other Annual   All Other
                            ------            -----  ------------   ---------
Name and Principal Position   Year    Salary   Paid  Compensation  Compensation
---------------------------   ----    ------   ----  ------------  ------------

David Greenberg, Chief        2001   $ 82,400   -0-      -0-           -0-
Executive Officer

David M. Kilby, Chief         2001   $102,000   -0-      -0-           -0-
Financial Officer

Stock Option Plan

         We adopted the Easy Money Holding Corporation 2001 Stock Plan on October 1, 2001. The 2001 plan provides for a maximum number of 1,000,000 shares that may be subject to option. The plan provides for the issuance of incentive stock options and non-statutory stock options to our key employees and directors. The plan will remain in effect, unless terminated by the board of directors, for a term of ten (10) years from the later of (i) the effective date of the plan, or (ii) the date of the most recent board approval of an increase in the number of shares reserved for issuance under the plan. Any amendment, alteration, suspension or termination of the plan shall not, without the consent of the employee, affect the employee's rights under an option previously granted. We have reserved a total of 1,000,000 shares of our common stock for issuance under the plan.

         The 2001 plan provides for the granting of incentive stock options to employees within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. If an employee would have the right in any calendar year to exercise for the first time incentive stock options for shares having an aggregate fair market value in excess of $100,000, any such excess options shall be treated as non statutory stock options. The plan shall be administered by the board or a committee appointed by the board. The board or the committee determines the terms of the options granted under the plan, including the number of shares subject to an option, the exercise price, and the term and exercisability of the option. The exercise price of all incentive stock options shall not be less than the fair market value of the shares on the day the option is granted. The board or the committee has the authority to grant non statutory stock options at option prices equal to 100% of the fair market value of the shares at the date of grant.

         Payment of the purchase price of upon exercise of stock options may be made in cash or any consideration and method of payment authorized by the board or the committee. Generally, options granted under the plan have a term of three
(3) years and are nontransferable. The board or the committee determines the vesting terms of all options. In no event may an option be exercised following the option expiration date. In the event that we undergo a change in control, we expect that outstanding options will be assumed or equivalent awards substituted by our acquiror. If an acquiror does not agree to assume or substitute awards, the vesting of outstanding options will accelerate in full prior to consummation of the transaction.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         As of May 15, 2002 there were 10,635,000 shares issued and outstanding. The following table sets forth information known to us with respect to the beneficial ownership of our shares on May 15, 2002, by

      o  each person who owns beneficially 5% or more of our outstanding shares
      o  each of our directors
      o  each of our executive officers
      o  all of our directors and executive officers as a group.

         Except as indicated in the footnotes to this table and subject to community property laws, where applicable, the persons named in the table have sole voting and investment power with respect to all Shares shown as beneficial owned by them. Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. The table below includes the shares issuable upon conversion of convertible debt and the exercise of outstanding warrants. An additional 610,000 shares were issued to our selling shareholders on April 1, 2002.

         Unless otherwise indicated, the address for each individual listed is 5295 Greenwich Road, Suite 108, Virginia Beach, Virginia 23462.

                                                            Shares
                                                     Beneficially Owned  (1)
                                                     -----------------------
Beneficial Owner                                  Number           Percent (2)
----------------                                  ------           -----------
David Greenberg                                5,000,000           40.99%

Tami Van Gorder                                5,000,000           40.99%

David Kilby                                     25,000              .20%

Love Savings Holding Company (3)                793,350             6.50%


(1) Does not include 400,000 shares reserved for issuance upon the exercise of a warrant.
(2) Based on 12,196,000 shares outstanding on the date of this filing and includes the issuance of 1,561,000 shares upon the exercise of outstanding warrants.
(3) Love Savings Holdings Company is the holder of warrants to acquire 793,350 shares at an exercise price of $.8613 per share, subject to certain antidilution provisions. The address of Love Savings Holding Company is 212 South Central Avenue, St. Louis, MO 63105.

Item 12. Certain Relationships and Related Transactions.

         We were formed in December, 1997. At the time of our formation, several pre-existing, separately incorporated companies with common ownership became our subsidiaries. In exchange for equal ownership in our company, the founders transferred their ownership interests in the separately owned companies in a tax-free reorganization.

         Easy Money of Virginia, Inc., our subsidiary, provides various management services to our stores and to EM Holdings, Inc, our affiliate. In addition to management services, Easy Money of Virginia processes transactions and handles various operational matters including human resources, billing, accounting and legal matters. In order to be reimbursed for these costs, Easy Money of Virginia allocates a management fee to all stores and to EMH based on monthly gross advances. The management fee is generally 5% of these gross advances, but may vary to allow Easy Money of Virginia to break even. The management fee agreement automatically renews on an annual basis unless terminated in writing at least 30 days prior to year-end. For the years ended December 31, 2000 and 2001, expenses of $1,200,000, and $459,000, respectively, were allocated to EMH. These amounts are included as a reduction of other operating expenses in our consolidated statements of income (loss) for the respective periods. As of December 31, 2000 and 2001, we had receivables from EMH of approximately $1,352,000 and $245,000 respectively. Amounts due us by EMH have no formally stated repayment terms and do not bear interest. They represent net advances made by us to EMH as well as amounts due for allocated expenses, described above.

         EMH is a similar business operating in three states: Hawaii, Mississippi and Nevada. Nevada is the only state in which EMH competes with us. We have systems in place to insure that customers are not conducting multiple transactions with both companies. Other than Nevada, we do not intend to enter markets where EMH has a presence.

         As of December 31, 2000 and 2001, net amounts borrowed by us from officers/shareholders amounted to $1,696,000 and $1,655,000 respectively. As of December 31, 2001, we owed Mr. Greenberg $998,000 and Ms. Van Gorder $657,000. These amounts are due on demand and accrue interest at a rate of 11.5%. For the years ended December 31, 2000 and 2001, interest on amounts due to officers/shareholders amounted to approximately $187,000 and $222,000 respectively. As of December 31, 2000 and 2001, we had net amounts owed to related parties of approximately $263,000 and $104,000, respectively. These net payables are due on demand and accrue interest at a rate of 11.5%. For the years ended December 31, 2000 and 2001, interest on net payables to related companies amounted to $37,000 and $21,000, respectively.

         Under the terms of an agreement between us and Deville Investment Corporation, we recently issued 10,000 shares and satisfied our $50,000 debt to Deville Investment Corporation.

         In May, 2000, we entered into a consulting agreement with Condor Investment Trust and Red Oak Financial Corp. for financial services in exchange for 2% (each) of our outstanding common stock. We issued the shares on April 1, 2002. In connection with the amended agreement, Condor and Red Oak agreed not to sell 25% of the shares during the 180-day period after April 1, 2002 and 25% of the shares during the 270-day period after April 1, 2002. The remaining 50% may be sold at any time thereafter.

         In May, 2000, we entered into a consulting agreement with Novacorp, LLC for financial services in exchange for $12,000 in cash and 2% of our outstanding common stock. We issued the shares on April 1, 2002. In connection with the amended agreement, Novacorp has agreed not to sell the shares before April 1, 2003.

Item 13. Exhibits and Reports on Form 8-K.

(a)      The following documents are filed as part of this report:


(1)      Consolidated Financial Statements:                               Page:

Independent Auditors' Report - Cherry, Bekaert & Holland LLP               F-1

Independent Auditors' Report - KPMG LLP                                    F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000               F-3

Consolidated Statements of Income (Loss)
         for the years ended December 31, 2001 and 2000                    F-4

Consolidated Statements of Stockholders' Deficit
         for the years ended December 31, 2001 and 2000                    F-5

Consolidated Statements of Cash Flows
         for the years ended December 31, 2001 and 2000                    F-6

Notes to Consolidated Financial Statements                    F-7 through F-16

(b) During fiscal year 2001, the Company filed no reports on Form 8-K.

(c)      Exhibits

         The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-KSB and such Exhibit Index is incorporated by reference.

                                   SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned in the City of Virginia Beach, State of Virginia, on May 22, 2002.

                                         (Registrant)
                                         Easy Money Holding Corporation
                                         By: /s/
                                                ------------------------
                                         David Greenberg, President
                                         (principal executive officer)


In accordance with the requirements of the Securities Act of 1934, the registration statement was signed by the following persons in the capacities and on the date stated:

           By:       /s/                                       May 22, 2002
                     -----------------------------------------------------------
                     David Greenberg
                     President and Director


           By:       /s/                                       May 22, 2002
                     -----------------------------------------------------------
                     David M. Kilby
                     Chief Financial Officer
                     (principal financial and accounting officer)


           By:       /s/                                       May 22, 2002
                     -----------------------------------------------------------
                     Tami Van Gorder
                     Secretary/Treasurer

                                  EXHIBIT INDEX

Exhibit No.       Description of Exhibits
-----------       -----------------------
   3.1            Amended and Restated Articles of Incorporation of Easy Money
                  Holding Corporation (incorporated by reference to the
                  Registrant's Registration Statement on Form SB-2, Commission
                  File No. 333-81722, previously filed with the Commission on
                  March 29, 2002)
   3.2            Amended and Restated Bylaws of Easy Money Holding Corporation
                  (incorporated by reference to the Registrant's Registration
                  Statement on Form SB-2, Commission File No. 333-81722,
                  previously filed with the Commission on March 29, 2002)
   4.1            Specimen Common Stock Certificate (incorporated by reference to the Registrant's Registration Statement on Form SB-2,
                  Commission File No. 333-81722, previously filed with the
                  Commission on March 29, 2002)
   4.2            $992,233 Demand Note payable to David Greenberg (incorporated by reference to the Registrant's Registration Statement on
                  Form SB-2, Commission File No. 333-81722, previously filed with the Commission on March 29, 2002)
   4.3            $673,321 Demand Note payable to Tami Van Gorder (incorporated by reference to the Registrant's Registration Statement on
                  Form SB-2, Commission File No. 333-81722, previously filed with the Commission on March 29, 2002)
(a)4.4            $75,000 Demand Note payable to David Kilby
  10.1            Employment Agreement dated July 7, 1998 between Easy Money
                  Holding Corporation, David Greenberg, Tami Van Gorder and
                  David Kilby (incorporated by reference to the Registrant's
                  Registration Statement on Form SB-2, Commission File No.
                  333-81722, previously filed with the Commission on March 29,
                  2002)
  10.2            Warrant and Warrant Agreement dated December 18, 1997 between
                  Love Savings Holding Company, William S. Fagan and Easy Money
                  Holding Corporation (incorporated by reference to the
                  Registrant's Registration Statement on Form SB-2, Commission
                  File No. 333-81722, previously filed with the Commission on
                  March 29, 2002)
  10.3            Registration Rights Agreement dated December 18, 1997 between
                  Love Savings Holding Company, William S. Fagan and Easy Money
                  Holding Corporation (incorporated by reference to the
                  Registrant's Registration Statement on Form SB-2, Commission
                  File No. 333-81722, previously filed with the Commission on
                  March 29, 2002)
  10.4            Option to Purchase Common Stock dated June 23, 1997 between
                  Easy Money of Virginia, Inc. and James R. Erbes (incorporated by reference to the Registrant's Registration Statement on
                  Form SB-2, Commission File No. 333-81722, previously filed with the Commission on March 29, 2002)
  10.5            Agreement of Contract and Sale dated June 23, 1997 between
                  James Erbes, Sunnybrook, Inc., and Easy Money of Virginia,Inc.
                  (incorporated by reference to the Registrant's Registration
                  Statement on Form SB-2, Commission File No. 333-81722,
                  previously filed with the Commission on March 29, 2002)
  10.6            Modification of Agreement and Contract of Sale dated September
                  12, 2000 between Easy Money Holding Corporation and James R.
                  Erbes (incorporated by reference to the Registrant's
                  Registration Statement on Form SB-2, Commission File No.
                  333-81722, previously filed with the Commission on March 29,
                  2002)
  10.7            Easy Money Holding Corporation 2001 Stock Plan dated October
                  1, 2001 (incorporated by reference to the Registrant's
                  Registration

                  Statement on Form SB-2, Commission File No. 333-81722, previously filed with the Commission on March 29, 2002)
  10.8 Loan, Security and Service Agreement dated December 12, 1996 w/ Sterling Financial Services Co., together with amendments (incorporated by reference to the Registrant's Registration Statement on Form SB-2, Commission File No. 333-81722, previously filed with the Commission on March 29, 2002)
  10.9 Promissory Note and Notice of Final Agreement dated May 3, 2001, by Easy Money Holding Corporation and James Erbes, jointly and severally as Borrower, and First National Bank in Alamogordo as Lender (incorporated by reference to the Registrant's Registration Statement on Form SB-2, Commission File No. 333-81722, previously filed with the Commission on March 29, 2002)
 10.10 Investment Agreement dated August 1, 2000 with DeVille Investment Corporation (incorporated by reference to the Registrant's Registration Statement on Form SB-2, Commission File No. 333-81722, previously filed with the Commission on March 29, 2002)
 10.11 Consulting Agreement dated May 2, 2000 between Condor Investment Trust, Red Oak Financial Corp., Novacorp, LLC and Easy Money Holding Corporation (incorporated by reference to the Registrant's Registration Statement on Form SB-2, Commission File No. 333-81722, previously filed with the Commission on March 29, 2002)
 10.12 Hold Back Agreement dated October 1, 2001 between Condor Investment Trust, Red Oak Financial Corp., Novacorp, LLC and Easy Money Holding Corporation (incorporated by reference to the Registrant's Registration Statement on Form SB-2, Commission File No. 333-81722, previously filed with the Commission on March 29, 2002)
 10.13 Escrow Agreement with SunTrust Bank (incorporated by reference to the Registrant's Registration Statement on Form SB-2, Commission File No. 333-81722, previously filed with the Commission on March 29, 2002)
 10.14            Management Fee Agreement between Easy Money of Virginia, Inc.
                  and affiliates (incorporated by reference to the Registrant's Registration Statement on Form SB-2, Commission File No. 333-81722, previously filed with the Commission on March 29,
                  2002)
(a)10.15          Amended Investment Agreement with DeVille Investment
                  Corporation
(a)10.16 Amended Loan, Security and Service Agreement with Sterling Financial Services Co.
    16 Letter from KPMG, LLP regarding its concurrence with the Company's statements regarding the change in accountants (incorporated by reference to the Registrant's Registration Statement on Form SB-2, Commission File No. 333-81722, previously filed with the Commission on March 29, 2002)
    21 List of Subsidiaries and Affiliate of Easy Money Holding Corporation (incorporated by reference to the Registrant's Registration Statement on Form SB-2, Commission File No. 333-81722, previously filed with the Commission on March 29,
                  2002)


         (a) Filed herewith.

                 EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES
                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                 EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES

                                    Contents

                                                                                            Page
Independent Auditors' Report - Cherry, Bekaert & Holland LLP                                 F-1

Independent Auditors' Report - KPMG LLP                                                      F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000                                 F-3

Consolidated Statements of Income (Loss)
         for the years ended December 31, 2001 and 2000                                      F-4

Consolidated Statements of Stockholders' Deficit
         for the years ended December 31, 2001 and 2000                                      F-5

Consolidated Statements of Cash Flows
         for the years ended December 31, 2001 and 2000                                      F-6

Notes to Consolidated Financial Statements                                      F-7 through F-16

                                                                             F-1
                          Independent Auditors' Report

The Board of Directors and Stockholders
Easy Money Holding Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheet of Easy Money Holding Corporation and subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of income (loss), stockholders' equity (deficit) and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Easy Money Holding Corporation and subsidiaries as of December 31, 2000, were audited by other auditors whose report dated February 16, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland LLP

Chesapeake, Virginia
April 2, 2002

                          Independent Auditors' Report

The Board of Directors and Stockholders
Easy Money Holding Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheet of Easy Money Holding Corporation and subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of loss, stockholders' equity (deficit) and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP


Norfolk, Virginia
February 16, 2001

EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES                              F-3

Consolidated Balance Sheets
For the years ended December 31, 2001 and 2000

Assets                                                          2001           2000
                                                            -----------    -----------
Current assets
Cash                                                        $   190,327    $   569,803
Amounts due from customers for advances, net                  2,970,236      2,952,951
Prepaid expenses and other current assets                       531,777        351,598
                                                            -----------    -----------

    Total current assets                                      3,692,340      3,874,352

Investment in joint ventures                                          -         28,415
Property and equipment, net                                     987,904      1,282,047
Receivable from related party                                   245,353      1,352,063
Goodwill, net of accumulated amortization of $210,286
  in 2001 and $173,475 in 2000                                  195,929        228,035
                                                            -----------    -----------

    Total assets                                            $ 5,121,526    $ 6,764,912
                                                            ===========    ===========

Liabilities and Stockholders' Deficit

Current liabilities
Line of credit facilities - short term                      $ 1,612,626    $ 2,706,029
Current installments of long-term debt                          438,342        840,297
Current installments of capital lease obligations               241,904        291,409
Accounts payable                                                768,918      1,138,702
Accrued salaries and benefits                                   282,273        265,715
Other accrued liabilities                                        92,089         90,906
Payables to related parties                                     104,629        263,369
Payables to officers                                          1,655,453      1,696,426
                                                            -----------    -----------

    Total current liabilities                                 5,196,234      7,292,853

Long term debt                                                  263,057              -
Capital lease obligations, excluding current installments       179,628        429,440
                                                            -----------    -----------

    Total liabilities                                         5,638,919      7,722,293
                                                            -----------    -----------

Stockholders' deficit
Common stock, $.01 par value. Authorized 50,000,000
 shares; issued and outstanding 10,000,000
 shares in 2000 and 2001                                        100,000        100,000
Additional paid-in capital                                      579,207        579,207
Accumulated deficit                                          (1,196,600)    (1,636,588)
                                                            -----------    -----------

    Total stockholders' deficit                                (517,393)      (957,381)

Commitments and contingencies
                                                            -----------    -----------

    Total liabilities and stockholders' deficit             $ 5,121,526    $ 6,764,912
                                                            ===========    ===========

See accompanying notes to consolidated financial statements.

EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES                              F-4

Consolidated Statements of Income (Loss)
For the years ended December 31, 2001 and 2000

                                                     2001           2000
                                                 ------------   ------------
Revenues
Fees and other income                            $ 11,218,113   $ 14,656,638
Equity in income of joint ventures                          -         45,101
Gain on sale of closed store assets                         -        223,247
Other                                                  94,264         67,921
                                                 ------------   ------------

                                                   11,312,377     14,992,907
                                                 ------------   ------------

Expenses
Provision for credit losses                         1,783,417      3,190,477
Salaries and benefits                               3,777,421      5,835,359
Other operating expenses                            4,546,686      5,484,078
Loss on disposal of property and equipment                  -         82,357
Net loss on dissolution of joint ventures                   -        447,084
Interest expense                                      683,387        952,270
Amortization of goodwill                               41,242         43,507
Other                                                  33,657          7,841
                                                 ------------   ------------

                                                   10,865,810     16,042,973
                                                 ------------   ------------

     Net income (loss)                           $    446,567   ($ 1,050,066)
                                                 ============   ============

     Pro forma data (unaudited)

     Net income(loss) as reported                $    446,567   $ (1,050,066)

Pro forma income tax expense (benefit)                179,000       (420,000)
                                                 ------------   ------------

     Pro forma net income (loss)                 $    267,567   ($   630,066)
                                                 ============   ============

Historical net income (loss) per share-basic     $       0.04   $      (0.11)
                                                 ============   ============

Historical net income (loss) per share-diluted   $       0.04   $      (0.11)
                                                 ============   ============

Pro forma net income (loss) per share-basic      $       0.03   $      (0.06)
                                                 ============   ============

Pro forma net income (loss) per share-diluted    $       0.02   $      (0.06)
                                                 ============   ============

See accompanying notes to consolidated financial statements.

EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Deficit                             F-5
For the years ended December 31, 2001 and 2000

                                                                         Additional                              Total
                                               Common Stock               paid-in          Accumulated       stockholders'
                                   ---------------------------------
                                       Shares              Amount         capital            deficit            deficit
                                   ---------------  ----------------  ----------------  -----------------   ----------------
Balance at December 31, 1999            10,000,000       $   100,000       $   579,207       $   (525,210)       $   153,997

Net loss                                         -                 -                 -         (1,050,066)        (1,050,066)

Distributions to stockholders                    -                 -                 -            (61,312)           (61,312)
                                   ---------------  ----------------  ----------------  -----------------   ----------------

Balance at December 31, 2000            10,000,000           100,000           579,207         (1,636,588)          (957,381)

Net income                                       -                 -                 -            446,567            446,567

Distributions to stockholders                    -                 -                 -             (6,579)            (6,579)
                                   ---------------  ----------------  ----------------  -----------------   ----------------


Balance at December 31, 2001            10,000,000       $100,000.00       $   579,207       $ (1,196,600)       $  (517,393)
                                   ===============  ================  ================  =================   ================

See accompanying notes to consolidated financial statements.

EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES                              F-6

Consolidated Statements of Cash Flows
For the years ended December 31, 2001 and 2000

                                                                      2001           2000
                                                                  -----------    -----------
Cash flows from operating activities:
Net income (loss)                                                 $   446,567    $(1,050,066)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Provision for credit losses                                     1,783,417      3,190,477
    Depreciation and amortization                                     360,201        355,970
    Gain on sale of closed store assets                                     -       (223,247)
    Loss on disposal of property and equipment                         12,054         82,357
    Equity in income (loss) of joint ventures                          28,415        (45,101)
    Loss on disposition of joint ventures                                   -        447,084
Changes in assets and liabilities increasing (decreasing)
 cash flows from operations:
    Amounts due from customers for advances                        (1,800,702)    (1,092,415)
    Prepaid expenses and other current assets                        (180,179)       225,544
    Accounts payable and accrued expenses                            (352,043)       665,540
    Other assets                                                            -         20,904
                                                                  -----------    -----------

       Net cash provided by operating activities                      297,730      2,577,047
                                                                  -----------    -----------

Cash flows from investing activities:
Additions to goodwill                                                  (4,705)             -
Additions to property and equipment                                   (41,301)       (19,426)
Net cash received from (contributed to) joint ventures                      -          9,687
Proceeds from sale of closed store assets                                   -        882,812
                                                                  -----------    -----------

       Net cash provided by (used in) investing activities            (46,006)       873,073
                                                                  -----------    -----------

Cash flows from financing activities:
Net borrowings (repayments) under line of credit facilities        (1,093,403)       311,782
Net borrowings from (repayments to) related parties                   947,970     (2,208,989)
Net borrowings from (repayments to) officers                          (40,973)        98,324
Proceeds from issuance of long-term debt                                    -         50,000
Principal repayments on long-term debt                               (138,898)      (920,659)
Repayments of obligations under capital leases                       (299,317)      (356,501)
Distributions to stockholders                                          (6,579)       (61,312)
                                                                  -----------    -----------

       Net cash used in financing activities                         (631,200)    (3,087,355)
                                                                  -----------    -----------

       Net increase (decrease) in cash                               (379,476)       362,765

Cash at beginning of year                                             569,803        207,038
                                                                  -----------    -----------

Cash at end of year                                               $   190,327    $   569,803
                                                                  ===========    ===========

Supplemental disclosures:
Cash paid during the period for interest                          $   490,079    $   952,270
                                                                  ===========    ===========
Supplemental noncash investing and financing activities:
Assets acquired under capital leases                              $    20,108    $   395,288
                                                                  ===========    ===========

See accompanying notes to consolidated financial statements.

EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES                              F-7

Notes to Consolidated Financial Statements
December 31, 2001 and 2000


Note 1- Summary of significant accounting policies

Organization and business - The Easy Money Holding Corporation and its wholly owned subsidiaries (the Company) provide retail financial services, such as short-term cash advances, single installment loans, check cashing and other transactional services to customers for a fee. On December 31, 2001, the Company owned and operated 52 stores in 7 states and is headquartered in Virginia Beach, Virginia.

Principles of consolidation - Easy Money Holding Corporation (the Company) was formed on December 18, 1997. At that time, several pre-existing separately incorporated companies with common ownership were established as subsidiaries of Easy Money Holding Corporation. The consolidated financial statements include the accounts of Easy Money Holding Corporation and its subsidiaries. All significant inter-company transactions have been eliminated. The accounts of E M Holdings, Inc. and its subsidiaries (EMH), which are in a business similar to the Company's, are not included in these consolidated financial statements. The Company and EMH are commonly owned and managed.

Income recognition - Fee income is recognized as revenue on a level yield basis over the term of the advance or loan.

Allowance for credit losses - Generally, if an advance is not repaid within four days after its due date, the customer's bank account is drafted to close out the transaction. If the draft is returned due to non-sufficient funds, it is considered impaired and the advance is charged off. Recoveries on charge-off advances are credited in the period when the recovery is received. The Company maintains the allowance for credit losses at a level, which in management's opinion, is adequate to cover losses expected to occur in the existing advances portfolio. The allowance is increased by charges to income for the provision for credit losses and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's historical percentage of advances made that are ultimately written off.

Property and equipment - Property and equipment are recorded at cost and depreciated over their estimated useful lives, which primarily range from three to seven years. The majority of the property is being depreciated using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term, including anticipated renewals, or estimated useful life of the asset. Equipment under capital leases is stated at the lower of fair value or the present value of minimum lease payments. Equipment held under capital leases is amortized over its estimated useful life.

Goodwill - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets as well as how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Goodwill acquired prior to June 30, 2001 is required to be amortized throughout the remainder of 2001. On January 1, 2002, Goodwill should not be amortized but should be tested for impairment at least quarterly. Effective January 1, 2002 the Company will adopt SFAS No. 142. Management has not assessed the impact of the adoption of SFAS No. 142 on future periods.

                                   (Continued)

EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES                              F-8

Notes to Consolidated Financial Statements
December 31, 2001 and 2000


Note 1- Summary of significant accounting policies (concluded)

Goodwill, which represents the excess of aggregate purchase price over the estimated fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 10 years. Evaluation of the recoverability of goodwill is assessed at the state level. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows generated in the state of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Amortization expense related to goodwill was $41,242 and $43,507 for the years ended 2001 and 2000, respectively.

Impairment of long-lived assets - The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment of long-lived assets was recorded in 2001 and 2000.

Income taxes - The Company has elected to be taxed under the provisions of subchapter S of the Internal Revenue Code, whereby any income or loss is allocated to the individual stockholders. Accordingly, income taxes are not reflected in the accompanying consolidated financial statements. However, the financial statements do include certain estimated pro forma income tax-related disclosures as if the company had been a C corporation and subject to income taxes. Such pro forma information presented does not purport to represent the income tax of the Company if it had been a C corporation or to project income taxes for any future period.

Advertising and promotion - Costs associated with advertising and promotions are charged to expense when incurred. Advertising and promotion expenses were $500,198 and $1,469,734 in 2001 and 2000, respectively, and are included in other operating expenses in the accompanying consolidated statements of income
(loss).

Use of estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Reclassifications - Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 financial statement presentation.

EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES                              F-9

Notes to Consolidated Financial Statements
December 31, 2001 and 2000


Note 2 - Amount due from customers for advances, net

Amounts due from customers for advances arising from single installment loans and short-term advances of cash at December 31, 2001 and 2000 are as follows:

                                                          2001          2000
                                                     -----------    -----------
Gross amounts due from customers for advances        $ 3,370,608    $ 3,380,478
Allowance for credit losses                             (170,216)      (183,105)
Unearned advance fees                                   (230,156)      (244,422)
                                                     -----------    -----------

                                                     $ 2,970,236    $ 2,952,951
                                                     ===========    ===========

Changes in the allowance for credit losses were as follows for 2001 and 2000:

                                                           2001           2000
                                                        -----------    -----------
Balance at beginning of year                            $   183,105    $   299,790
Provision for credit losses                               1,783,417      3,190,477
Advances charged off, net of recoveries of $4,203,844
   and $5,769,657 in 2001 and 2000, respectively         (1,796,306)    (3,307,162)
                                                        -----------    -----------

Balance at end of year                                  $   170,216    $   183,105
                                                        ===========    ===========

During 2001 and 2000, the face value of cash advances and loans made by the Company was $60,796,097 and $81,893,842, respectively.

Note 3 - Property and equipment, net

Property and equipment, net at December 31, 2001 and 2000, respectively, consists of the following:

                                                    2001         2000
                                                 ----------   ----------
Office and computer equipment                    $1,747,969   $1,741,179
Signs                                                64,268       66,995
Leasehold improvements                              117,197      118,781
                                                 ----------   ----------

                                                  1,929,434    1,926,955
Less accumulated depreciation and amortization      941,530      644,908
                                                 ----------   ----------

Property and equipment, net                      $  987,904   $1,282,047
                                                 ==========   ==========

Depreciation expense totaled $323,390 and $312,463 for the years ended 2001 and 2000 respectively.

EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES                             F-10

Notes to Consolidated Financial Statements
December 31, 2001 and 2000


Note 4 - Investment in joint ventures

Investment in joint ventures at December 31, 2000 consists of a 50% ownership interest in an unincorporated joint venture with Currency Exchange of Texas, Inc. (Exchange), a payday lending company. The investment was accounted for using the equity method. In 2001 the investment in joint venture was transferred to EMH in exchange for an increase to the net receivable from EMH. There was no gain or loss resulting from this transaction.

During 1999, the Company contributed certain assets and liabilities to form two retail financial services joint ventures with an unrelated party. In 2000, the Company and the other party decided to dissolve the joint ventures and the remaining net assets in the joint ventures were distributed back to each of the parties. In 2000, Easy Money recorded a loss of approximately $447,000 on the dissolution of the joint ventures.

Note 5 - Line of credit facilities

The Company maintained a financing agreement with a commercial bank that permitted the Company to borrow up to $2,300,000 at December 31, 2001 and 2000, respectively, subject to certain borrowing base limitations. The facility bears interest at a base rate (as specified by the lender) plus 10%, payable monthly. The rate charged on the facility at December 31, 2001 and 2000 was 15.75% and 19.75% respectively. Borrowings are collaterized by a security interest in the Company's advances, furniture and fixtures and general intangibles. The facility, among other things, requires the lender's consent for mergers, consolidations and acquisitions, restricts changes in the nature of the Company's business and restricts stockholder distributions to amounts related to state and federal income taxes. The outstanding amount on this line of credit facility as of December 31, 2001 and 2000 was $1,336,039 and $2,306,439
respectively. On March 20, 2002 the Company amended this financing agreement that reduces the line of credit facility's advance limit by $54,167 each month for a successive twenty-four (24) month period commencing on July 1, 2002 and terminating on June 1, 2004.

EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES                             F-11

Notes to Consolidated Financial Statements
December 31, 2001 and 2000


Note 6 - Long-term debt and warrants

Long-term debt at December 31, 2001 and 2000 consisted of the following:

                                                                                   2001         2000
                                                                                ---------    ---------
Note payable to bank, interest at 12.5%, monthly payments
of $10,604 through May 2005                                                     $ 351,399    $      --

Note payable to individual, interest payable at 11.5%,
due December 2002, guaranteed by a stockholder                                    300,000      300,000

Note payable to corporation, interest payable at 7%, due date extended to the earlier of an initial public offering
or December 31, 2002                                                               50,000       50,000

Convertible note payable to individual, interest payable at 8%,
balance paid January 2001                                                              --       36,934

Senior subordinated notes payable to bank, interest payable at
11.5%, paid off during 2001                                                            --      366,666

Note payable to bank, interest at 11%, balance paid
February 2001                                                                          --       53,035

Note payable to bank, interest payable monthly at prime
plus 2.75%, balance paid February 2001                                                 --       33,662
                                                                                ---------    ---------

         Total                                                                    701,399      840,297
         Less current portion                                                    (438,342)    (840,297)
                                                                                ---------    ---------
         Total Long Term Debt                                                   $ 263,057    $       -
                                                                                =========    =========

At December 31, 2000 the Company maintained a second financing agreement with a commercial bank that permitted the Company to borrow up to $400,000. The outstanding amount on this line of credit facility as of December 31, 2000 was $399,590. During 2001 this line of credit facility's outstanding balance was refinanced through a term note payable that at December 31, 2001 balance was $351,399.

Certain of the above debt agreements contain various covenants including the restrictions and limitations on additional borrowings and investments. The Company has complied with the covenants required in the debt agreements as revised.

In connection with the issuance of the senior subordinated notes payable and certain acquisitions, the Company at December 31, 2001, has outstanding detachable warrants to purchase up to 1,561,000 shares of common stock at prices ranging from $.75 per share to $.86 per share. The majority of the warrants were exercisable at the earlier of an Initial Public Offering, conversion by the Company to a C corporation or June 2000. Such warrants expire six months after an Initial Public Offering. The warrant holders have anti-dilutive rights.

                                  (Continued)

EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES                             F-12

Notes to Consolidated Financial Statements
December 31, 2001 and 2000


Note 6 - Long-term debt and warrants (concluded)

Upon their issuance, the value of these warrants was determined to be approximately $161,750 based on the relative fair value of the warrants to debt issued. As a result, additional paid-in capital was increased and a discount of $161,750 was recorded against the debt, which has been amortized as additional interest expense.

A schedule of maturities of long-term debt is as follows

Years ending December 31,                                   Amount
-------------------------                                 --------
2002                                                      $438,342
2003                                                       100,040
2004                                                       113,287
2005                                                        49,730
                                                          --------
     Total                                                $701,399
                                                          ========


Note 7 - Leases

The Company has several non-cancelable operating leases for office facilities and store locations that expire over the next three years. These leases generally contain renewal options for periods ranging from one to three years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for 2001 and 2000 was $672,006 and $1,132,944, respectively.

The Company leases office and computer equipment from unaffiliated entities under capital leases. The equipment under these capital leases as of December 31, 2001 has a cost of $1,244,257 and related accumulated amortization of $329,566.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments at December 31, 2001 are as follows:

                                                                           Capital                Operating
Year ending December 31,                                                   leases                   leases
                                                                     --------------------    --------------------
2002                                                                  $        287,926        $        682,690
2003                                                                           119,028                 298,570
2004                                                                            61,403                  61,976
2005                                                                            10,304                       -
                                                                     --------------------    --------------------
Total future minimum lease payments                                            478,661       $      1,043,236
                                                                                             ====================
Less amount representing interest                                              (72,166)
                                                                     --------------------
Present value of net minimum capital lease payments                            406,495
Residual value, guaranteed                                                      15,037
                                                                     --------------------

Capital lease obligations                                                      421,532
Less current installments of capital lease obligations                        (241,904)
                                                                     --------------------

Capital lease obligations, excluding current installments             $        179,628
                                                                     ====================

EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES                             F-13

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 8 - Pro Forma Data (unaudited)

Income Taxes - The pro forma income tax expense (benefit) presented on the consolidated statements of income (loss) represents the estimated taxes that would have been recorded had the Company been a C corporation for income tax purposes for each of the years presented. The pro forma income tax expense (benefit) is as follows:

                                                           2001          2000
                                                        ---------     ---------

Federal                                                 $ 152,000     $(326,000)
State                                                      27,000       (94,000)
                                                        ---------     ---------

Total pro forma income tax expense (benefit)            $ 179,000     $(420,000)
                                                        =========     =========


A reconciliation of the statutory federal income tax rate and the pro forma effective rate is as follows:

                                                           2001          2000
                                                        ---------     ---------

Statutory rate                                                 34%           34%
Effect of state income taxes, net of federal tax
effect                                                          6%            6%
                                                        ---------     ---------

Pro forma effective rate                                       40%           40%
                                                        =========     =========

                                  (Continued)

EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES                             F-14

Notes to Consolidated Financial Statements
December 31, 2001 and 2000


Net Income per Share - Basic Net Income per Share excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted Net Income per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity.

The table below sets forth the calculation of pro forma basic and diluted net income (loss) per share.

                                                                     2001           2000
                                                                 ------------   ------------
Numerator for pro forma diluted net income (loss) per share:
   Pro forma net income (loss) for calculating pro forma
   basic and diluted earnings per share                          $    267,569   $   (630,066)
                                                                 ============   ============

Denominator for pro forma diluted net income (loss) per share:
   Weighted-average common shares for calculating
   pro forma basic earnings per share                              10,000,000     10,000,000

Effect of dilutive securities -
   Warrants                                                           924,270             --
                                                                 ------------   ------------

Weighted-average common shares for calculating pro forma
   diluted net income (loss) per share                             10,924,270     10,000,000
                                                                 ============   ============

The Company had a loss for the year ended December 31, 2000 and accordingly, potential common shares associated with convertible debt and warrants have been excluded from the above computations because their inclusion would have been anti-dilutive.

Note 9 - Related Party Transactions

Included in non-current assets at December 31, 2001 and 2000 is a net amount of $245,353 and $1,352,063, respectively, due from a related corporation, EMH, which is commonly owned and managed with the Company. This net receivable has no formally stated repayment terms and does not bear interest. It represents net advances (cash and contributed assets) made by the Company to EMH, as well as amounts due for allocated expenses and expenditures made on its behalf, as discussed below.

The Company allocates expenses for administrative and management services provided to EMH. In 2001 and 2000, expenses of $459,000 and $1,200,000, respectively, were allocated to EMH. These amounts are included as a reduction of other operating expenses in the accompanying consolidated statements of income (loss). In 2000, the Company also paid $600,000 of expenditures on behalf of EMH.

Included in liabilities at December 31, 2001 and 2000 are net amounts borrowed from related parties other than EMH of $104,629 and $263,369. These net payables are due on demand and accrue interest at varying rates. Total interest expense related to net payables to related parties was approximately $14,000 and $37,000 in 2001 and 2000, respectively.

                                  (Continued)

EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES                             F-15

Notes to Consolidated Financial Statements
December 31, 2001 and 2000


Note 9 - Related Party Transactions (concluded)

Included in liabilities at December 31, 2001 and 2000 are net amounts borrowed from officers (also stockholders) of $1,655,453 and $1,696,426. These net payables are due on demand and accrue interest at varying rates. Total interest expense related to net payables to officers was approximately $222,000 and $187,000 in 2001 and 2000, respectively.

Note 10 - Gain on Sale of Closed Store Assets

During 2000, the Company sold certain assets associated with stores that were closed to unrelated third parties. The assets sold were predominately customer advances with a book value of approximately $655,000. The remaining assets sold had a book value of approximately $5,000. Cash proceeds of approximately $883,000 were received in exchange for assets sold resulting in a gain of approximately $223,000.

Note 11 - Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash, accounts receivable, accounts payable, accrued salaries and benefits, other accrued liabilities: The carrying amounts approximate fair value because of the short maturity of these items.

Receivable from related party, payables to related parties and payables to officers: It is not practicable to estimate fair value because the time of settlement has not been determined.

Line of credit facilities: The carrying amounts approximate fair value, as the obligations have recently been renegotiated at similar terms and bear interest at a rate that fluctuates with the market.

Long-term debt, including current installments: It is not practicable to estimate the fair value of long-term debt due to the lack of quoted market prices for similar issues and the difficulty in determining an incremental borrowing rate for the Company, given the wide range of interest rates paid by the Company.

Note 12 - Contingencies

In certain states, the Company's operations are regulated under state laws, which establish, among other things, maximum loan, advance and fee amounts that may be charged. The Company believes that its procedures conform to the applicable laws and regulations in all states in which it operates.

The Company has been named in four lawsuits that allege that the Company engaged in deferred presentment transactions, which violate the Federal Racketeering Influenced and Corrupt Organizations Act and various state statutes and regulations. Class certification has been obtained in one of these suits. The range of loss on this suit is zero to the plaintiff's demand of $40 million. Although there is a possibility of a loss in the remaining suits, management is unable to estimate the range of loss due to the procedural status of these cases and given the absence of precedent related to significant rulings on cases of this nature. The Company intends to vigorously defend these claims. No accrual of a loss contingency has been recorded by the Company related to these lawsuits because the Company believes that it is not probable that a loss will be incurred related to these lawsuits.

                                  (Continued)

EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES                             F-16

Notes to Consolidated Financial Statements
December 31, 2001 and 2000


Additionally, the Company is, from time to time, a defendant (actual or threatened) in certain other lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Note 12 - Contingencies (concluded)

The Company has granted to certain non-employees and one employee, in exchange for services they have and will provide to the Company, the right to receive shares of the Company's stock in the event that the Company is successful in becoming a public company registered with the Securities and Exchange Commission. Because the issuance of shares is contingent on the occurrence of a future event, no cost has been recognized in these financial statements for these transactions. The terms of these agreements are described below.

In July 1998, in connection with an employee's employment agreement, the Company agreed that if it were successful in becoming a public company registered with the Securities and Exchange Commission, it would grant the employee the option to purchase up to 25,000 shares at $1.00 per share. The agreement further provided that in the event the value of the shares sold in the offering is less than $4.00; the employee will be paid the difference. Compensation cost of at least $75,000 will be recognized immediately subsequent to the completion of a public registration.

In May 2000, the Company entered into consulting agreements with three unrelated third parties who agreed to provide certain services to the Company. If the Company is successful in becoming a public company registered with the Securities and Exchange Commission, these parties will receive a total of 600,000 shares of stock. An expense will be measured and recognized immediately subsequent to the completion of a public registration based on the market price of the stock at that date. Based on an estimated market price of $2.50 per share, an expense of $1,500,000 will be recorded.

In August 2000, the Company entered into an agreement with an unrelated third party which agreed to loan the Company $50,000. In addition, if the Company is successful in becoming a public company registered with the Securities and Exchange Commission, this party would receive share of stock with a value of $50,000. In January 2002, the Company renegotiated this agreement such that this party will receive shares of stock with a value of $25,000. An expense of $25,000 will be recognized immediately subsequent to the completion of a public registration.