Form 10QSB
period 2002-03-31
EASY MONEY HOLDING CORP
filed 2002-05-29
CIK 1159378

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended March 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________________ to _____________

                        Commission file number 333-81722.

                         Easy Money Holding Corporation
                (Name of registrant as specified in its Charter)

          Virginia                                     54-1875786
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)


                         5295 Greenwich Road, Suite 108
                            Virginia Beach, VA 23462
                                  757-499-1126
          (Address and telephone number of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes    X       No
                                                -------       -------


As of May 28, 2002, there were 10,635,000 shares of common stock, par value of $.01 per share, issued and outstanding.

                         EASY MONEY HOLDING CORPORATION
                                2001 FORM 10-QSB
                                TABLE OF CONTENTS

                          PART I-Financial Information

Item 1   Financial Statements................................................  3
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................  9


                            PART II-Other Information

[Items 1-5 Omitted]

Item 6.  Exhibits and Reports on Form 8-K.................................... 13

Signatures................................................................... 14

                          Part I-Financial Information

Item 1.  Financial Statements

                         Easy Money Holding Corporation
                       Balance Sheet and Income Statement
                        (In thousands except share data)

EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

                                                          (Unaudited)
                                                           March 31,   December 31,
Assets                                                      2002          2001
                                                           --------    ------------
Current assets

Cash                                                        $  189          $  190
Amounts due from customers for advances, net                 2,542           2,970
Prepaid expenses and other current assets                      578             532
                                                           --------    -----------
Total current assets                                         3,309           3,692

Property and equipment, net                                    954             988
Receivable from related party                                  135             245
Goodwill, net                                                  187             196
                                                           --------    -----------
Total assets                                                $4,585          $5,121
                                                           ========    ===========

Liabilities and Stockholders' Deficit

Current liabilities

Line of credit facilities - short term                      $1,133          $1,613
Current installments of long-term debt                         346             438
Current installments of capital lease obligations              240             242
Accounts payable                                               647             769
Accrued salaries and benefits                                  279             282
Other accrued liabilities                                       80              92
Payables to related parties                                    113             105
Payables to officers                                         1,621           1,655
                                                           ---------   -----------
Total current liabilities                                    4,459           5,196

Long term debt                                                 240             263
Capital lease obligations, excluding current installments      150             180
                                                           --------    -----------
Total liabilities                                            4,849           5,639
                                                           --------    -----------

Stockholders' deficit

Common stock, $.01 par value. Authorized 50,000,000
shares; issued and outstanding 10,000,000
shares in 2000 and 2001                                        100             100
Additional paid-in capital                                     579             579
Accumulated deficit                                           (943)         (1,197)
                                                           --------    -----------
Total stockholders' deficit                                   (264)           (518)

Commitments and contingencies

                                                           --------    -----------
Total liabilities and stockholders' deficit                 $4,585          $5,121
                                                           ========    ===========


EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Income

For the three months ended March 31, 2001 and 2002

                                             (Unaudited)
                                           2002        2001
                                          ------     -------
Revenues

Fees and other income                     $2,685      $2,628
Other                                          7          86
                                          ------     -------

                                           2,692       2,714
                                          ------     -------

Expenses

Provision for credit losses                   73         285
Salaries and benefits                        967       1,014
Other operating expenses                   1,279       1,284
Interest expense                             161         197
Other                                          -          22
Related Party management fees                (42)       (306
                                          ------     -------

                                           2,438       2,496
                                          ------     -------

Net income                                $  254      $  218
                                          ======     =======

Net income as reported                    $  254      $  218

Pro forma income tax expense                 102          87
                                          ------     -------

Pro forma net income                      $  152      $  131
                                          ======     =======

Pro forma net income per share-basic      $ 0.02      $ 0.01
                                          ======     =======

Pro forma net income per share-diluted    $ 0.01      $ 0.01
                                          ======     =======

Consolidated Condensed Statements of Cash Flows

For the three months ending March 31, 2001 and 2002


                                                                     (Unaudited)
                                                                  2002        2001
                                                                  ----        ----
Cash flows from operating activities:
    Net income                                                    $ 254      $ 218
    Adjustments to reconcile net income to net cash provided
       by operating activities:
       Provision for credit losses                                   73        285
       Depreciation and amortization                                 84         88
       Loss on disposal of property and equipment                     -         12
       Equity in income (loss) of joint ventures                      -         28
    Changes in assets and liabilities increasing (decreasing)
       cash flows from operations:

       Amounts due from customers for advances                      355        484
       Prepaid expenses and other current assets                    (47)        72
       Accounts payable and accrued expenses                        (84)      (248)
                                                                  ------  ---------

             Net cash provided by operating activities              635        939
                                                                  ------  ---------

Cash flows from investing activities:

    Additions to property and equipment                              (6)         -
                                                                  ------  ---------

             Net cash used in investing activities                   (6)         -
                                                                  ------  ---------

Cash flows from financing activities:

       Net repayments under line of credit facilities              (591)      (840)
       Net borrowings from related parties                          118         88
       Net borrowings from (repayments to) officers                 (34)        25
       Principal repayments on long-term debt                       (57)      (174)
       Repayments of obligations under capital leases               (66)       (96)

             Net cash used in financing activities                 (630)      (997)
                                                                  ------  ---------

Net decrease in cash                                                 (1)       (58)

Cash at beginning of period                                       $ 190      $ 570
                                                                  ------  ---------

Cash at end of period                                             $ 189      $ 512
                                                                  ======  =========

Supplemental disclosures:
       Cash paid during the period for interest                   $ 161      $ 197
                                                                  ======  =========

Supplemental noncash investing and financing activities:
       Assets acquired under capital leases                       $  35          -
                                                                  ======  =========

                         Easy Money Holding Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of Easy Money Holding Corporation (the "Company") and its wholly owned subsidiaries. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's December 31, 2001 Annual Report on Form 10-KSB. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of March 31, 2002 and for the periods ended March 31, 2002 and 2001 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended March 31, 2002 are not necessarily indicative of the results that may be expected of the full fiscal year.

Note 2 - Debt

     The Company currently maintains a credit line facility that permits us to borrow up to an advance limit, which as of March 31, 2002, was $1,300,000. The lender may increase or decrease the advance limit in its discretion. Borrowings under the line of credit bear interest at a base rate (as specified by the lender), plus 10%, payable monthly. We collateralized these borrowings by a security interest in funds due from customers for advances and our property and equipment and general intangibles. The financing agreement, among other things, requires the consent of the lender for mergers, consolidations and acquisitions, restricts changes in the nature of our business, allows the lender to terminate the agreement and accelerate the debt at any time, restricts stockholder distributions to amounts related to state and federal income taxes owed by them and restricts repayment of principal on the loans made to us by our shareholders. Outstanding borrowings under the line of credit as of March 31, 2002, amounted to $1,043,000.

     On March 20, 2002, the Company amended this financing agreement to reduce the line of credit facility advance limit to $1,300,000 with a subsequent reduction of $54,167 each month for a successive twenty-four (24) month period commencing on July 1, 2002 and terminating on June 1, 2004.

     The Company also maintains a second financing agreement with a commercial bank that permitted the Company to borrow up to $400,000. During 2001 this line of credit facility's outstanding balance was refinanced through a term note payable that at March 31, 2002 had a balance of approximately $330,000. As of March 31, 2002, the Company paid down approximately $32,000 related to this financing agreement. Over the remainder of the year, the Company is obligated to pay approximately $90,000 related to this financing agreement.

Note 3 - Earnings Per Share

     Net income per basic share is computed based on the average common shares outstanding during the period. Net income per diluted share is computed based on the average common shares outstanding during the period adjusted for the effect of potential common stock equivalents. The computation for basic and diluted net income per share is as follows for the three months ended March 31, 2001 and 2002:

                                             2002      2001
                                             ----      ----

Pro forma net income                       $   152   $   131
                                           -------   -------

Average common shares outstanding

Basic                                       10,000    10,000
Dilutive securities- warrants                  924         -
                                           -------   -------

Diluted                                     10,924    10,000
                                           =======   =======

Proforma net income per share:

Basic                                      $  0.02   $  0.01
                                           =======   =======
Diluted                                    $  0.01   $  0.01
                                           =======   =======



Note 4 - Initial Registration with the SEC

     On April 1, 2002, the Company became effective through a registration with the SEC under the Securities Act of 1933 to become a public company for the purpose of creating a market to sell shares to the public. The offering is on a best efforts basis. There is no underwriter. The Company, selling shareholders and consultants are selling shares of common stock at a price of $2.50 per share. The Company has set a 180-day deadline to sell a minimum of 100,000 shares from the effective date of the registration statement filed April 1, 2002. The proceeds of the sale will be deposited into an escrow account until the minimum is sold. If the Company does not sell the minimum number of shares with in 180 days, the proceeds will be returned without interest.

Note 5 - Contingencies

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

         The Company has granted to certain non-employees and one employee, in exchange for services they have and will provide to the Company, the right to receive shares of the Company's stock in the event that the Company is successful in becoming a public company registered with the Securities and Exchange Commission. Because of the issuance of shares is contingent on the occurrence of a future event, no cost has been recognized in these financial statements for these transactions. The terms of these agreements are described below.

         In July 1998, in connection with an employee's employment agreement, the Company agreed that if it were successful in becoming a public company registered with the Securities and Exchange Commission, it would grant the employee the option to purchase up to 25,000 shares at $1.00 per share. The agreement further provided that in the event the value of the shares is less than $4.00, the employee will be paid the difference. Compensation cost of at least $75,000 will be recognized immediately subsequent to the completion of a public registration. The employee recently exercised the option, and he loaned $75,000 back to the Company under a note bearing interest at a rate of 18%. The note is payable on demand.

         In May 2000, the Company entered into consulting agreements with three unrelated third parties that agreed to provide certain services to the Company. On April 1, 2002 these parties received a total of 600,000 shares of stock. An expense will be measured and recognized immediately subsequent to the completion of a public registration based on the market price of the stock at that date. Based on an estimated market price of $2.50 per share, an expense of $1,500,000 will be recorded.

         In August 2000, the Company entered into an agreement with an unrelated third party which agreed to loan the Company $50,000. In addition, if the Company is successful in becoming a public company registered with the Securities and Exchange Commission, this party would receive shares of stock with a value of $50,000. In January 2002, the Company renegotiated this agreement such that this party will receive shares of stock with a value of $25,000. The Company recently issued 10,000 shares and satisfied its $50,000 debt to the third party. An expense of $25,000 will be recognized immediately subsequent to the completion of a public registration.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward looking Information

         This report contains "forward-looking statements" as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the safe harbor created by such acts. Any statements contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in forward-looking statements are reasonable; there can be no assurances that such expectations will prove to be accurate. Generally, these statements relate to business plans, strategies, anticipated strategies, levels of capital expenditures, liquidity and anticipated capital funding needed to effect the business plan. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and cannot be predicted with any degree of accuracy. Factors such as changes in regional or national economic conditions, changes in governmental regulations, unforeseen litigation, changes in interest rates or tax rates, future business decisions and other uncertainties may cause results to differ materially from those anticipated by some of the statements made in this report. In light of the significant uncertainties inherent in the forward-looking statements made, the inclusion of such statements should not be regarded as a representation of the Company or any other person that the objectives and plans of the Company will be achieved. Security holders are cautioned that such forward-looking statements contained this report speak only as of the date of the report and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based.

General

         Easy Money Holding Corporation provides specialty financial services by advancing cash to customers and obtaining an authorization to draft their personal checking account and agreeing to delay the draft until they redeem their contract with us or until a short holding period has expired, which on average is 18 days. We target customers who are currently employed and have an active checking account. In exchange for our service, we receive a fee ranging from approximately 15% to 30% of the amount of cash advanced to the customer. In addition, through a limited number of our branches we also provide check cashing services, money orders, Western Union payments and title advances that are secured by the borrower's car title. We recently introduced an electronic advance program that enables us to initiate and service a customer's cash advance so that the customer need not go to a store. As of March 31, 2002 the Company operated 52 stores in the following states: California (1 store), Kansas (1 store), Louisiana (34 stores), New Mexico (9 stores), Nevada (5 stores), Tennessee (1 store) and Utah (1 store).

         We have made a significant investment in our electronic systems and funding methodologies over the past 18 months. These investments have translated into more sophisticated and efficient management systems. Based on first Quarter credit losses in 2002 compared to 2001, our systems are having a dramatic effect on our underwriting and collection mechanisms. In addition, due to the historical investment in our Information Systems, we are now in a position to further leverage these technologies without the need for additional resources. Management believes that substantial economies of scale can be obtained by directing additional capital in our core business.

          Beginning in 2000, we established a centralized processing center that initiates and services various products without the need for a storefront location. If a customer meets our flexible underwriting requirements, a contract is sent electronically and the transaction is complete. The customer has two options; he or she can opt for an "Easy Money" debit card or we can deposit the advance directly into their personal checking account. This innovation has allowed us to enter markets that have not previously been served and therefore, we have encountered little or no competition. The lack of competition has allowed us to aggressively price our services and strengthen underwriting guidelines. This has resulted in an increase in fee revenues, reduced overhead and profit margins.

Results of Operations

         This table sets forth, for the periods indicated, the components of our consolidated condensed statements of income expressed as a percentage of revenues:

                                               Three Months Ended
                                                    March 31,
                                                2002         2001
                                               -------------------
                                               100.00%    100.00%
                                               ========   ========
Revenues

Expenses:
       Provision for credit losses               2.73%     10.83%
       Salaries and benefits                    36.01%     38.60%
       Other operation expenses                 47.65%     48.86%
       Interest expense                          5.99%      7.49%
       Other                                     0.00%      0.83%
       Related party management fee             (1.56)%   (11.62)%
                                               --------   --------
                                                90.80%     94.99%
                                               --------   --------

                   Net income                    9.20%      5.01%
       Pro forma income tax expense              3.68%      2.00%
                                               --------   --------

       Pro forma net income                      5.52%      3.01%
                                               ========   ========




          Three Months Ended March 31, 2001 Compared to March 31, 2002

         Revenues: Revenues increased 2.1% or $57,000 from $2,628,000 in 2001 to $2,685,000 in 2002. Despite a reduction in stores from 58 at March 31, 2001 to 52 at March 31, 2002, we managed to increase our comparative revenues. This was a result of a company wide focus on maintaining existing store revenues and a continued growth within the electronic division. The decrease of 6 stores was in low volume or low profit margin locations and areas where statutory changes limited our business practices. Average revenues per store, excluding the electronic division, for the quarter ended March 31, 2001 and March 31, 2002 were $41,800 and $41,100, respectively. Revenues for our electronic division increased 342% from $160,000 to $548,000 for March 31, 2001 and 2002 respectively.

         Provision for Credit Losses: For the three months ended March 31, 2001 our provision for credit losses was approximately $285,000 (10.8% of revenues) compared to $73,000 (2.7% of revenues) for the three months ended March 31,

2002. The decrease was a result of a continued reengineering of our collections systems to take advantage of technological and software improvements within our industry and a management focus on strict compliance with underwriting guidelines. Our net charge-offs as a percentage of gross advances for the March 31, 2002 period as compared to the March 31, 2001 period was .52% versus 2.06% respectively. The percentage of our allowance for credit losses as compared to our total advances outstanding at March 31, 2002 versus March 31, 2001 was 5.05% compared to 5.5% respectively. The decrease from March 31, 2001 to March 31, 2002 was a result of better controls in our systems and a stronger performing portfolio at March 31,2002.

         Salaries and Benefits: Salaries and benefits decreased approximately $48,000 for the period ended March 31, 2002 as compared to March 31, 2001. Salaries and benefits were $ 1,014,000(38.6% of revenues) for the three months ended March 31, 2001 and $967,000 (36.0% of revenues) for the three months ended March 31, 2002. This decrease is a result of fewer stores, manual processes being replaced by technology and a company wide focus to increase individual productivity.

         Interest Expense: Interest expense decreased $36,000 during 2002 compared to 2001 primarily due to better collections and underwriting guidelines resulting in a reduction of the credit line.

         Related Party Management Fee: Related Party Management fee decreased by $263,000 to $42,000 during the three months ended March 31, 2002 as compared to $305,000 for the three months ended March 31, 2001. This reduction is largely due to the substantial reduction in business conducted by related parties. Management does not anticipate generating significant fees in future periods as compared to historical periods. The absence of these fees in 2001 would have resulted in an operating loss of approximately $88,000 for the period ending March 31, 2001 compared to operating income of $212,000 for the period ending March 31, 2002.

         Net Income and Pro Forma Net Income: We had net income of $254,000 for the three months ended March 31, 2002, compared to net income of $218,000 for the three months ended March 31,2001. After a pro forma income tax expense of $102,000 and $87,000 in 2002 and 2001, respectively, we had pro forma 2002 net income of $152,000 compared to pro forma 2001 net income of $131,000. The increase in income from 2001 to 2002 was primarily due to (1) a stronger portfolio as discussed in the provision for credit losses, (2) and the continued growth of our electronic program. The pro forma income tax rate remained consistent at 40.2% for the quarter ended March 31, 2002 as compared to 40.0% for the quarter ended March 31,2001.

Liquidity, Capital Resources and Financial Condition

         We use our cash to fund advances to customers, operating costs for payroll, occupancy, general and administrative expenses, and investments in capital equipment primarily to upgrade our system capabilities. Our sources of cash are funds generated by our operations and borrowings from financial institutions.

         Cash Flows from Operating Activities: During the three months ended March 31, 2001 net cash provided by operating activities was $939,000. For the three months ended March 31, 2002 we had net cash provided by operating activities of $635,000. This decrease in net cash provided by operating activities was the result of increased customer retention in the first quarter of 2002 as compared to 2001. Management believes this was the result of targeted advertising campaigns and a company wide focus on customer retention.

         Cash Flows from Financing Activities: During the three months ended March 31, 2001 we had net cash used in financing activities of $997,000. During the three months ended March 31, 2002 we had net cash used in financing activities of $630,000. This reduction in cash used in financing activities is due to less capital utilized for purposes of reducing our lines of credit in 2002.

         We currently maintain a credit line facility that permits us to borrow up to an advance limit, which as of March 31, 2002, was $1,300,000. The lender may increase or decrease the advance limit in its discretion. Borrowings under the line of credit bear interest at a base rate (as specified by the lender), plus 10%, payable monthly. We collateralized these borrowings by a security interest in funds due from customers for advances and our property and equipment and general intangibles. The financing agreement, among other things, requires the consent of the lender for mergers, consolidations and acquisitions, restricts changes in the nature of our business, allows the lender to terminate the agreement and accelerate the debt at any time, restricts stockholder distributions to amounts related to state and federal income taxes owed by them and restricts repayment of principal on the loans made to us by our shareholders. Outstanding borrowings under the line of credit as of March 31, 2002, amounted to $1,043,000.

         On March 20, 2002, we amended this financing agreement to reduce the line of credit facility's advance limit by $54,167 each month for a successive twenty-four(24) month period commencing on July 1, 2002 and terminating on June 1, 2004.

          We also maintain a second financing agreement with a commercial bank that permitted us to borrow up to $400,000. During 2001 this line of credit facility's outstanding balance was refinanced through a term note payable that at March 31, 2002 had a balance of approximately $330,000. As of March 31, 2002, we paid down approximately $32,000 related to this financing agreement. Over the remainder of the year, we are obligated to pay approximately $90,000 related to this financing agreement.

           We have a deficiency in working capital of $1,149,000. Nonetheless, we believe that by limiting payments to shareholders for paydown of shareholder debt (as of March 2002, the amount of shareholder debt was $1,621,000) and our agreed paydown of our line of credit facilities ($56,167 per month beginning July 2002) and reinvesting current and future period earnings, that we will have sufficient cash flow to meet our working capital needs. Our working capital and customer growth plans beyond the next 12 months may require additional debt and/or equity financing. The estimate of the time that our funding sources will be sufficient to meet our current needs is a forward-looking statement that is subject to risks and uncertainties. Actual results and working capital needs may differ materially from our estimates.

Contingencies

         In certain states, our operations are regulated under state laws, which establish, among other things, maximum loan, advance and fee amounts that may be charged. We believe that our procedures conform to the applicable laws and regulations in all states in which we operate.

         We have been named in four lawsuits that allege that we engaged in deferred presentment transactions, which violate the Federal Racketeering Influenced and Corrupt Organizations Act and various state statutes and regulations. Class certification has been obtained in one of these suits. The range of loss on this suit is zero to the plaintiff's demand of $40 million. Although there is a possibility of a loss in the remaining suits, management is unable to estimate the range of loss due to the procedural status of these cases and given the absence of precedent related to significant rulings on cases of this nature. We intend to vigorously defend these claims. No accrual of a loss contingency has been recorded by the Company related to these lawsuits because we believe that it is not probable that a loss will be incurred related to these lawsuits.

         Additionally, we are, from time to time, a defendant (actual or threatened) in certain other lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on our financial position, results of operations or cash flows.

         We have granted to certain non-employees and one employee, in exchange for services they have and will provide to the Company, the right to receive shares of the Company's stock in the event that we are successful in becoming a public company registered with the Securities and Exchange Commission. Because of the issuance of shares is contingent on the occurrence of a future event, no cost has been recognized in these financial statements for these transactions. The terms of these agreements are described below.

         In July 1998, in connection with an employee's employment agreement, we agreed that if we were successful in becoming a public company registered with the Securities and Exchange Commission, we would grant the employee the option to purchase up to 25,000 shares at $1.00 per share. The agreement further provided that in the event the value of the shares is less than $4.00, the employee would be paid the difference. Compensation cost of at least $75,000 will be recognized immediately subsequent to the completion of a public registration. The employee recently exercised the option, and he loaned $75,000 back to the Company under a note bearing interest at a rate of 18%. The note is payable on demand.

         In May 2000, we entered into consulting agreements with three unrelated third parties that agreed to provide certain services to the Company. On April 1, 2002, these parties received a total of 600,000 shares of stock. An expense will be measured and recognized immediately subsequent to the completion of a public registration based on the market price of the stock at that date. Based on an estimated market price of $2.50 per share, an expense of approximately $1,500,000 will be recorded.

         In August 2000, we entered into an agreement with an unrelated third party which agreed to loan the Company $50,000. In addition, if we are successful in becoming a public company registered with the Securities and Exchange Commission, this party would receive shares of stock with a value of $50,000. In January 2002, we renegotiated this agreement such that this party will receive share of stock with a value of $25,000. We recently issued 10,000 shares and satisfied our $50,000 debt to the third party. An expense of $25,000 will be recognized immediately subsequent to the completion of a public registration.

                            PART II-Other Information

Item 6.  Exhibits and Reports on Form 8-K

          None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       (Registrant)
                                       Easy Money Holding Corporation

                                       By: /s/David Greenberg       May 28, 2002
                                           -------------------------------------
                                           David Greenberg, President

                                       By: /s/ David M. Kilby       May 28, 2002
                                           -------------------------------------
                                           David M. Kilby, Chief Financial
                                           Officer (principal financial and
                                           accounting officer)