Form 10QSB
period 2002-06-30
EASY MONEY HOLDING CORP
filed 2002-08-15
CIK 1159378

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 2002.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________________ to _____________

                             Commission file number.



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

                                            Yes    _X_       No ____


As of August 15, 2002, there were 10,035,000 shares of common stock, par value of $.01 per share, issued and outstanding.

Part I-Financial Information

                         Easy Money Holding Corporation
                       Balance Sheet and Income Statement
                        (In thousands except share data)

EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
                                                         (Unaudited)
                                                          June 30,  December 31,
Assets                                                     2002        2001
                                                         ---------   ---------

Current assets
Cash                                                        $ 213        $190
Amounts due from customers for advances, net                2,820       2,970
Prepaid expenses and other current assets                     700         532
                                                         ---------   ---------

Total current assets                                        3,733       3,692

Property and equipment, net                                   941         988
Deferred tax asset                                            207
Receivable from related party                                 122         245
Goodwill, net of accumulated amortization                     187         196
                                                         ---------   ---------

Total assets                                               $5,190      $5,121
                                                         =========   =========

Liabilities and Stockholders' Deficit

Current liabilities
Line of credit facilities - short term                     $1,463      $1,613
Current installments of long-term debt                        424         438
Current installments of capital lease obligations             170         242
Accounts payable                                            1,142         769
Accrued salaries and benefits                                 287         282
Other accrued liabilities                                     160          92
Payables to related parties                                   190         105
Payables to officers                                        1,532       1,655
                                                         ---------   ---------

Total current liabilities                                   5,368       5,196

Long term debt                                                215         263
Capital lease obligations, excluding current installments     181         180
                                                         ---------   ---------

Total liabilities                                           5,764       5,639
                                                         ---------   ---------

Stockholders' deficit
Common stock, $.01 par value. Authorized 50,000,000
shares; issued and outstanding 10,035,000 and 10,000,000
in 2002 and 2001, respectively                                100         100
Additional paid-in capital                                    579         579
Accumulated deficit                                        (1,253)     (1,197)
                                                         ---------   ---------

Total stockholders' deficit                                  (574)       (518)

Commitments and contingencies
                                                         ---------   ---------

Total liabilities and stockholders' deficit                $5,190      $5,121
                                                         =========   =========


             See the accompanying notes to the Financial Statements

Easy Money Holding Corporation AND Subsidiaries
Consolidated Condensed Statements of Income


                                                 Three Months Ended       Six Months Ended
                                                    (Unaudited)             (Unaudited)
                                                 June         June       June         June
                                                 2002         2001       2002         2001
                                               ---------    ---------  ---------    ---------
Revenues
Fees and other income                            $2,816       $2,766     $5,500       $5,393
Other                                                17            3         24           90
                                               ---------    ---------  ---------    ---------

                                                  2,833        2,769      5,524        5,483
                                               ---------    ---------  ---------    ---------

Expenses
Provision for credit losses                         443          511        516          796
Salaries and benefits                             1,059          888      2,026        1,903
Other operating expenses                          1,335        1,003      2,383        2,126
Legal Expense                                       356          213        587          374
Interest expense                                    163          143        324          339
Other                                                50           12         50           33
Related Party management fees                       (56)         (86)       (98)        (391)
                                               ---------    ---------  ---------    ---------

                                                  3,350        2,684      5,788        5,180
                                               ---------    ---------  ---------    ---------

Net (loss)/income                                $ (517)        $ 85     $ (264)        $303
                                               =========    =========  =========    =========

Net (loss)/income as reported                    $ (517)        $ 85     $ (264)        $303

Income tax benefit                                  207            -        207            -
                                               ---------    ---------  ---------    ---------

 Income/(loss)                                   $ (310)        $ 85       $(57)        $303
                                               =========    =========  =========    =========

Pro forma income tax expense                          -          (34)      (101)        (121)
                                               ---------    ---------  ---------    ---------

Pro forma (loss)/income                          $ (310)        $ 51     $ (158)        $182
                                               =========    =========  =========    =========

Pro forma (loss)/income per share-basic          $(0.03)      $ 0.01     $(0.02)      $ 0.02
                                               =========    =========  =========    =========

Pro forma (loss)/income per share-diluted        $(0.03)      $ 0.01     $(0.01)      $ 0.02
                                               =========    =========  =========    =========




             See the accompanying notes to the Financial Statements

Consolidated Condensed Statements of Cash Flows
For the six months ending June 30, 2001 and 2002

                                                                                            Six Months Ended
                                                                                               (Unaudited)
                                                                                           June           June
                                                                                           2002           2001
                                                                                       -------------  --------------


Cash flows from operating activities:
    Net (loss)/income                                                                          ($57)           $303
    Adjustments to reconcile net income to net cash provided
       by operating activities:
       Provision for credit losses                                                              516             796
       Gain from store sales                                                                      -             (68)
       Depreciation and amortization                                                            158             180
       Change in deferred tax asset                                                            (207)
       Loss on disposal of property and equipment                                                 -              12
    Changes in assets and liabilities  increasing  (decreasing)  cash flows from operations:
       Amounts due from customers for advances                                                 (366)           (464)
       Prepaid expenses and other current assets                                               (168)             50
       Accounts payable and accrued expenses                                                    446            (386)
                                                                                       -------------  --------------

             Net cash provided by operating activities                                          322             423
                                                                                       -------------  --------------

Cash flows from investing activities:
    Additions to property and equipment                                                         (10)             (3)
                                                                                       -------------  --------------


             Net cash used in investing activities                                              (10)             (3)
                                                                                       -------------  --------------

Cash flows from financing activities:
       Net repayments under line of credit facilities                                          (150)         (1,104)
       Net borrowings from related parties                                                      208             958
       Net borrowings from (repayments to) officers                                            (123)            (30)
       Principal repayments on long-term debt                                                   (62)           (222)
       Repayments of obligations under capital leases                                          (162)           (191)
       Distributions to stockholders                                                              -              (7)
                                                                                       -------------  --------------

             Net cash used in financing activities                                             (289)           (596)
                                                                                       -------------  --------------

Net increase/(decrease) in cash                                                                  23            (176)

Cash at beginning of year                                                                      $190            $628
                                                                                       -------------  --------------

Cash at end of year                                                                            $213            $452
                                                                                       =============  ==============

Supplemental disclosures:
       Cash paid during the period for interest                                                $324            $340
                                                                                       =============  ==============

Supplemental noncash investing and financing activities:
       Assets acquired under capital leases                                                     $90               -
                                                                                       =============  ==============


             See the accompanying notes to the Financial Statements

                         Easy Money Holding Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of Easy Money Holding Corporation (the "Company") and its wholly owned subsidiaries. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by generally accepted accounting principles for complete financial statements. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's December 31, 2001 Annual Report on Form 10-KSB. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of June 30, 2002 and for the period ended June 30, 2001 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods.
Operating results for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected of the full fiscal year.


Note 2 - Debt

     The Company currently maintains a credit line facility that permits us to borrow up to an advance limit, which as of June 30, 2002, was $1,300,000. The lender may increase or decrease the advance limit in its discretion. Borrowings under the line of credit bear interest at a base rate (as specified by the lender), plus 10%, payable monthly. We collateralized these borrowings by a security interest in funds due from customers for advances and our property and equipment and general intangibles. The financing agreement, among other things, requires the consent of the lender for mergers, consolidations and acquisitions, restricts changes in the nature of our business, restricts stockholder distributions to amounts related to state and federal income taxes owed by them and restricts repayment of principal on the loans made to us by our shareholders. Outstanding borrowings under the line of credit as of June 30, 2002, amounted to $1,463,000. This amount exceeds our advance limit by $163,000 due to (1) increased cash requirements at the end of the Second Quarter of 2002 to meet customers demands for our product, (2) delayed payments made on the credit line initiated at the end of the Second Quarter of 2002, but recorded at the beginning of the Third Quarter of 2002.

     On March 20, 2002 the Company amended this financing agreement that reduces the line of credit facility's advance limit by $54,167 each month for a successive twenty-four(24) month period commencing on July 1, 2002 and terminating on June 1, 2004.

Note 3 - Income Taxes

         Prior to April 1, 2002 the company was an S-Corporation. Income tax expense/benefit associated with the earnings of the company prior to April 1, 2002 were passed through to the shareholders of the company. Subsequent to March 31, 2002 the S-corporation status was terminated and the company became a C-Corporation. As such, all items of income tax expense/benefit are and will be recognized by the Company. A deferred tax asset was recognized by the company in the amount of $207 to reflect the C-corporation tax benefit for the loss incurred during the three months ended June 30, 2002. The consolidated statements of income include a pro forma income tax expense/benefit line item for periods prior to April 1, 2002 to show the income tax effect as if the Company was a C-corporation for all comparable time periods.

Note 4 - Earnings Per Share

     Net income per basic share is computed based on the average common shares outstanding during the period. Net income per diluted share is computed based on the average common shares outstanding during the period adjusted for the effect of potential common stock equivalents. The computation for basic and diluted net income per share is as follows for the six months ended June 30, 2002 and 2001:



                                                      Three Months Ended                  Six Months Ended
                                                         (Unaudited)                        (Unaudited)
                                                    June              June             June             June
                                                    2002              2001             2002             2001
                                                --------------   ---------------   --------------   --------------

Pro Forma (loss)/income                                 ($310)              $51            ($158)            $182
                                                --------------   ---------------   --------------   --------------

Average common shares outstanding

Basic                                                  10,035            10,000           10,035           10,000
Dilutive securities- warrants                             912                 0              912                0
                                                --------------   ---------------   --------------   --------------

Diluted                                                10,947            10,000           10,947           10,000
                                                ==============   ===============   ==============   ==============

Pro forma (loss)/ income per share:

Basic                                                  ($0.03)            $0.01           ($0.02)           $0.02
                                                ==============   ===============   ==============   ==============
Diluted                                                ($0.03)            $0.01           ($0.01)           $0.02
                                                ==============   ===============   ==============   ==============





The pro forma net (loss)/income per diluted share has changed from the First Quarter of 2002 to reflect a reduction of 600,000 shares related to the termination of certain consultant's agreement as discussed in Note 5. .



Note 5 - Initial Registration with the SEC

     On April 1, 2002, the Company, through a registration with the SEC under the Securities Act of 1933 became a public company offering to sell shares to the public and creating a market for trading those shares. The offering is on a best efforts basis. There is no underwriter. The Company and selling shareholders are offering to sell shares of common stock at a price of $2.50 per share. The Company has set a 180-day deadline to sell a minimum of 100,000 shares starting April 2002, the effective date of the registration. Proceeds will be deposited into an escrow account until the minimum is sold. If the Company does not sell the minimum number of shares with in 180 days, the proceeds will be returned without interest.

Note 6 - Contingencies

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

         On July 23, 2002, the Louisiana Court dismissed the remaining RICO claims in the class action suit involving Easy Money of Louisiana.

         Additionally, the Company is, from time to time, a defendant (actual or threatened) in certain other lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

         In July 1998, in connection with an employee's employment agreement, the Company agreed that if it were successful in becoming a public company registered with the Securities and Exchange Commission, it would grant the employee the option to purchase up to 25,000 shares at $1.00 per share. The agreement further provided that in the event the value of the shares is less than $4.00, the employee would be paid the difference. In May 2002, the employee exercised the option, and loaned $75,000 back to the Company under a demand note bearing interest at a rate of 18%. Compensation expense of $75,000 was recognized in May 2002.

         In May 2000, the Company entered into consulting agreements with three unrelated third parties that agreed to provide certain services to the Company in exchange for 600,000 shares of stock. In July 2002, the agreements were terminated in accordance with the provisions of the agreements; therefore, no shares were issued.

         In August 2000, the Company entered into an agreement with an unrelated third party which agreed to loan the Company $50,000. The purpose of the proceeds was to fund the preparation of documents associated with the Company's offering. In addition, if the Company is successful in becoming a public company registered with the Securities and Exchange Commission, this party would receive shares of stock with a value of $50,000. The Company amended the agreement such that this party received shares of stock with a value of

$25,000. In April 2002, the Company issued 10,000 shares and satisfied its $50,000 debt to the third party.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward looking Information

         This report contains "forward-looking statements" as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the safe harbor created by such acts. Any statements contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in forward-looking statements are reasonable; there can be no assurances that such expectations will prove to be accurate. Generally, these statements relate to business plans, strategies, anticipated strategies, levels of capital expenditures, liquidity and anticipated capital funding needed to effect the business plan. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and cannot be predicted with any degree of accuracy. Factors such as changes in regional or national economic conditions, changes in governmental regulations, unforeseen litigation, changes in interest rates or tax rates, future business decisions and other uncertainties may cause results to differ materially from those anticipated by some of the statements made in this report. In light of the significant uncertainties inherent in the forward-looking statements made, the inclusion of such statements should not be regarded as a representation of the Company or any other person that the objectives and plans of the Company will be achieved. Security holders are cautioned that such forward-looking statements contained within this report speak only as of the date of the report and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based.

General

         Easy Money Holding Corporation provides specialty financial services by advancing cash to customers and obtaining an authorization to draft their personal checking account and agreeing to delay the draft until they redeem their contract with us or until a short holding period has expired, which on average is 18 days. We target customers who are currently employed and have an active checking account. In exchange for our service, we receive a fee ranging from approximately 15% to 30% of the amount of cash advanced to the customer. In addition, through a limited number of our branches we also provide check cashing services, money orders, Western Union payments and title advances that are secured by the borrower's car title. We recently introduced an electronic advance program that enables us to initiate and service a customer's cash advance so that the customer need not go to a store. As of June 30, 2002 the Company operated 52 stores in the following states: California (1 store), Kansas (1 store), Louisiana (34 stores), New Mexico (9 stores), Nevada (5 stores), Tennessee (1 store) and Utah (1 store).

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

          Beginning in 2000, we established a centralized processing center that initiates and services various products without the need for a storefront location. If a customer meets our flexible underwriting requirements, a contract is sent electronically and the transaction is complete. The customer has two options; he or she can opt for an "Easy Money" debit card or we can deposit the advance directly into their personal checking account. This innovation has allowed us to enter markets that have not previously been served and therefore, we have encountered little or no competition. The lack of competition has allowed us to aggressively price our services and strengthen underwriting guidelines. This has resulted in an increase in fee revenues, reduced overhead and profit margins. Reductions in operation capital have limited the Company's ability to aggressively grow this customer base. Management intends on further leveraging this business model if appropriate capital can be acquired.


Results of Operations

         This table sets forth, for the periods indicated, the components of our consolidated condensed statements of income expressed as a percentage of revenues:




                                                     Three Months Ended                  Six Months Ended
                                                         (Unaudited)                        (Unaudited)
                                                    June             June             June             June
                                                    2002             2001             2002             2001
                                               ---------------   --------------   --------------  ---------------
Revenues                                            100%             100%             100%             100%
                                               ===============   ==============   ==============  ===============
Expenses:
       Provision for credit losses                     15.62%           18.46%            9.33%           14.51%
       Salaries and benefits                           37.40%           32.08%           36.67%           34.70%
       Other operation expenses                        47.13%           36.22%           43.15%           38.76%
       Legal Expense                                   12.57%            7.69%           10.62%            6.82%
       Interest expense                                 5.76%            5.15%            5.86%            6.19%
       Other                                            1.77%            0.43%            0.91%            0.61%
       Related party management fee                     (1.96)%          (3.10)%          (1.77)%          (7.13)%
                                               ---------------   --------------   --------------  ---------------

                                                      118.28%           96.93%          104.78%           94.46%

                   Net (loss) / income                 (18.28)%          3.07%            (4.78)%          5.54%


       Income tax benefit                               7.31%            0.00%            3.75%            0.00%
                                               ---------------   --------------   --------------  ---------------

                   Income/(loss)                       (10.97)%          3.07%            (1.03)%          5.54%

       Pro Forma Income tax expense                     0.00%            1.23%            1.82%            2.21%

       Pro forma net income                            (10.97)%          1.84%            (2.85)%          3.33%
                                               ===============   ==============   ==============  ===============


           Three Months Ended June 30, 2002 Compared to June 30, 2001

         Revenues: Revenues increased $50,000 to $2,816,000 for the three months ended June 30, 2002 as compared to revenues of $2,766,000 for the three months ended June 30, 2001. Despite a reduction in stores from 58 at June 30, 2001 to 52 at June 30, 2002, we managed to increase our comparative revenues. This was a result of a company wide focus on maintaining existing store revenues and a continued growth within the electronic division. The decrease of 6 stores was in low volume or low profit margin locations and areas where statutory changes limited our business practices.

         Provision for Credit Losses: For the three months ended June 30, 2002 our provision for credit losses was approximately $443,000 (15.72% of revenues) as compared to $511,000 (18.48% of revenues) for the three months ended June 30, 2001. This decrease of approximately $68,000 was a result of continued efforts by management, to enforce strict underwriting and collection procedures. Our net charge-offs as a percentage of gross advances for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 was 2.88% versus 3.30% respectively.

         Salaries and Benefits: Salaries and benefits increased approximately $171,000 for the three months ended June 30, 2002 ("the Second Quarter of 2002") as compared to the three months ended June 30, 2001 ("the Second Quarter of 2001"). Salaries and benefits were $1,059,000 (37.62% of revenues) for the Second Quarter of 2002 as compared to $888,000 (32.12% of revenues) for the Second Quarter of 2001. This increase was attributable to building a stronger management team and developing compensation packages including performance awards and salaries consistent with market demands, along with $75,000 of compensation expense related to an employment agreement. (See Contingencies)


         Related Party Management Fee: Related Party Management fee decreased by $30,000 to $56,000 during the three months ended June 30, 2002 as compared to $86,000 for the three months ended June 30, 2001. This reduction is largely due to the substantial reduction in business conducted by related parties. Management does not anticipate generating significant fees in future periods as compared to historical periods.

         Net Income and Pro Forma Net Income: We had a net loss of 517,000 for the three months ended June 30, 2002, compared to net income of $85,000 for the three months ended June 30,2001. After a pro forma income tax benefit of $207,000 in 2002 and expense of $34,000 in 2001, respectively, we had pro forma 2002 net loss of $310,000 compared to pro forma 2001 net income of $51,000. The decrease in income from 2001 to 2002 was primarily due to (1) increased legal fees associated with the defense of the Company, (2) increased advertising expense during the Second Quarter of 2002 to maximize the market share in our existing locations. Management expects a subsequent reduction in advertising costs for the remainder of the year, and 3) increased compensation costs associated with salaries and benefits as discussed above. The income tax rate remained consistent at 40% for the Second Quarter of 2002 and 2001.

            Six Months Ended June 30, 2002 Compared to June 30, 2001

         Revenues: Revenues increased $107,000 to $5,500,000 in 2002 as compared to $5,393,000 in 2001. Despite a reduction in stores from 58 at June 30, 2001 to 52 at June 30, 2002, we managed to increase our comparative revenues. This was a result of a company wide focus on maintaining existing store revenues and a continued growth within the electronic division. The decrease of 6 stores was in low volume or low profit margin locations and areas where statutory changes limited our business practices. Average revenues per store, excluding the electronic division, for the quarter ended June 30, 2002 and June 30, 2001 were $84,000 and $81,000 respectively. Revenues for our electronic division increased 100 % from $577,000 to $1,158,000 for June 30, 2002 and 2001 respectively.

         Provision for Credit Losses: For the six months ended June 30, 2002 our provision for credit losses was approximately $516,000 (9.4% of revenues) compared to $796,000 (14.75% of revenues) for the six months ended June 30, 2001. This decrease of approximately $280,000 was a result of continued efforts involving daily management, underwriting and collection procedures. Our net charge-offs as a percentage of gross advances for the June 30, 2002 period as compared to the June 30, 2001 period was 1.76% versus 2.71% respectively. The percentage of our allowance for credit losses as compared to our total advances outstanding at June 30, 2002 versus June 30, 2001 was 5.05% and 5.50% respectively.

         Salaries and Benefits: Salaries and benefits increased approximately $124,000 for the period ended June 30, 2002 as compared to June 30, 2001. Salaries and benefits were $2,026,000 (36.83% of revenues) for the six months ended June 30, 2002 as compared to $1,903,000(35.28% of revenues) for the six months ended June 30, 2001. This increase was attributable to building a stronger management team and developing compensation packages including performance awards and salaries consistent with market demands, along with the compensation expense of $75,000 obligating an employment agreement for the purpose of going public. (See Contingencies)

         Related Party Management Fee: Related Party Management fee decreased by $293,000 to $98,000 during the six months ended June 30, 2002 as compared to $391,000 for the six months ended June 30, 2001. This reduction is largely due to the substantial reduction in business conducted by related parties. Management does not anticipate generating significant fees in future periods as compared to historical periods.

         Net Income and Pro Forma Net Income: We had a net loss of 264,000 for the six months ended June 30, 2002, compared to net income of $303,000 for the six months ended June 30,2001. After a pro forma income tax benefit of $106,000 in 2002 and expense of $121,000 in 2001, respectively, we had pro forma 2002 net loss of $158,000 compared to pro forma 2001 net income of $182,000. The decrease in income from 2001 to 2002 was primarily due to (1) increased legal fees associated with the defense of the Company, (2) increased advertising expense during the Second Quarter of 2002 to maximize the market share in our existing locations. Management expects a subsequent reduction in advertising costs for the remainder of the year, and (3) increased compensation costs associated with salaries and benefits as discussed above. The pro forma income tax rate remained consistent at 40% for the six months ended June 30, 2002 and 2001.


Liquidity, Capital Resources and Financial Condition

         We use our cash to fund advances to customers, operating costs for payroll, occupancy, general and administrative expenses, and investments in capital equipment primarily to upgrade our system capabilities. Our sources of cash are funds generated by our operations and borrowings from financial institutions.

         Cash Flows from Operating Activities: For the six months ended June 30, 2002 we had net cash provided by operating activities of $321,000. During the six months ended June 30, 2001 net cash provided by operating activities was $423,000. This decrease in net cash provided by operating activities was the result of additional advertising, legal and compensation expense.

         Cash Flows from Financing Activities: During the six months ended June 30, 2002 we had net cash used in financing activities of $288,000.During the six months ended June 30, 2001 we had net cash used in financing activities of $596,000. This reduction in cash used in financing activities is due to less capital utilized for purposes of reducing our lines of credit in 2002.

         The Company currently maintains a credit line facility that permits us to borrow up to an advance limit, which as of June 30, 2002, was $1,300,000. The lender may increase or decrease the advance limit in its discretion. Borrowings under the line of credit bear interest at a base rate (as specified by the lender), plus 10%, payable monthly. We collateralized these borrowings by a security interest in funds due from customers for advances and our property and equipment and general intangibles. The financing agreement, among other things, requires the consent of the lender for mergers, consolidations and acquisitions, restricts changes in the nature of our business, restricts stockholder distributions to amounts related to state and federal income taxes owed by them and restricts repayment of principal on the loans made to us by our shareholders. Outstanding borrowings under the line of credit as of June 30, 2002, amounted to $1,463,000. This amount exceeds our advance limit by $163,000 due to (1) increased cash requirements at the end of the Second Quarter of 2002 to meet customers demands for our product, (2) delayed payments made on the credit line initiated at the end of the Second Quarter of 2002, but recorded at the beginning of the Third Quarter of 2002.

         On March 20, 2002 the Company amended this financing agreement that reduces the line of credit facility's advance limit by $54,167 each month for a successive twenty-four-(24) month period commencing on July 1, 2002 and terminating on June 1, 2004.

           We have a deficiency in working capital of $1,635,000. Nonetheless, we believe that by continuing to limit payments to shareholders for paydown of shareholder debt (as of June 2002, the amount of shareholder debt was $1,532,000), and our agreed paydown of our line of credit facilities ($56,167 per month beginning July 2002), along with reinvesting current and future period earnings, we will have sufficient cash flow to meet our working capital needs. Our working capital and customer growth plans beyond the next 12 months may require additional debt and/or equity financing. The estimate of the time that our funding sources will be sufficient to meet our current needs is a forward-looking statement that is subject to risks and uncertainties. Actual results and working capital needs may differ materially from our estimates.

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

         On July 23, 2002, the Louisiana Court dismissed the remaining RICO claims in the class action suit involving Easy Money of Louisiana.

         Additionally, the Company is, from time to time, a defendant (actual or threatened) in certain other lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

         In July 1998, in connection with an employee's employment agreement, the Company agreed that if it were successful in becoming a public company registered with the Securities and Exchange Commission, it would grant the employee the option to purchase up to 25,000 shares at $1.00 per share. The agreement further provided that in the event the value of the shares is less than $4.00, the employee would be paid the difference. In May 2002, the employee exercised the option, and loaned $75,000 back to the Company under a demand note bearing interest at a rate of 18%. Compensation expense of $75,000 was recognized in May 2002.

         In May 2000, the Company entered into consulting agreements with three unrelated third parties that agreed to provide certain services to the Company in exchange for 600,000 shares of stock. In July 2002, the agreements were terminated in accordance with the provisions of the agreements; therefore, no shares were issued.

         In August 2000, the Company entered into an agreement with an unrelated third party which agreed to loan the Company $50,000. The purpose of the proceeds was to fund the filing of documents associated with the Company's offering. In addition, if the Company is successful in becoming a public company registered with the Securities and Exchange Commission, this party would receive shares of stock with a value of $50,000. The Company amended the agreement such that this party will receive shares of stock with a value of $25,000. The Company issued 10,000 shares and satisfied its $50,000 debt to the third party.


                            PART II-Other Information

Item 6.  Exhibits and Reports on Form 8-K

            Exhibit 99.1 Statement of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               (Registrant)
                               Easy Money Holding Corporation

                               By: /s/ David Greenberg      8-15-02
                                   ---------------------------------------------
                                   David Greenberg, President




                                By: /s/ David M. Kilby      8-15-02
                                    --------------------------------------------
                                    David M. Kilby, Chief Financial Officer
                                    (principal financial and accounting officer)

                                                                    Exhibit 99.1


                    STATEMENT OF CHIEF EXECUTIVE OFFICER AND
           CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

         In connection with the Form 10-Q of Easy Money Holding Corporation for the quarter ended June 30, 2002, we, David Greenberg, Chief Executive Officer of Easy Money Holding Corporation, and David M. Kilby, Chief Financial Officer of
Easy Money Holding Corporation, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to our knowledge:

         (a) such Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, as amended; and

         (b) the information contained in such Form 10-Q for the quarter ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Easy Money Holding Corporation as of, and for, the periods presented in such Form 10-Q.



         By: /s/ David Greenberg                Date:    August 14, 2002
            ------------------------------           ---------------------------
             David Greenberg
             Chief Executive Officer



         By:      /s/ David M. Kilby             Date:    August 14, 2002
            -------------------------------           --------------------------
                  David M. Kilby
                  Chief Financial Officer