Form 10QSB
period 2002-09-30
EASY MONEY HOLDING CORP
filed 2003-02-07
CIK 1159378

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended September 30, 2002.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______________ to _____________

                        Commission file number. 02661082



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

                                            Yes   X       No
                                                -----        -----

As of January 31, 2003, there were 10,293,031 shares of common stock, par value of $.01 per share, issued and outstanding.

Part I-Financial Information

                         Easy Money Holding Corporation
                       Balance Sheet and Income Statement
                        (In thousands except share data)

EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

                                                                                   (Unaudited)
                                                                                   September 30,        December 31,
Assets                                                                                  2002                2001
                                                                                   -------------        ------------

Current assets
Cash                                                                                       $ 278               $ 190
Amounts due from customers for advances, net                                               2,289               2,970
Prepaid expenses and other current assets                                                    243                 532
                                                                                   -------------        ------------

        Total current assets                                                               2,810               3,692

Property and equipment, net                                                                  885                 988
Deferred tax asset                                                                           994                   0
Receivable from related party                                                                178                 245
Goodwill, net of accumulated amortization                                                    187                 196
                                                                                   -------------        ------------

        Total assets                                                                      $5,054              $5,121
                                                                                   =============        ============
Liabilities and Stockholders' Deficit

Current liabilities
Line of credit facilities - short term                                                    $1,330              $1,613
Current installments of long-term debt                                                       460                 438
Current installments of capital lease obligations                                            133                 242
Accounts payable                                                                           1,097                 769
Accrued salaries and benefits                                                                259                 282
Other accrued liabilities                                                                    132                  92
Payables to related parties                                                                  188                 105
Payables to officers                                                                       1,478               1,655
                                                                                   -------------        ------------
        Total current liabilities                                                          5,077               5,196

Long term debt                                                                             1,446                 263
Capital lease obligations, excluding current installments                                    156                 180
                                                                                   -------------        ------------
        Total liabilities                                                                  6,679               5,639
                                                                                   -------------        ------------

Stockholders' deficit
Common stock, $.01 par value. Authorized 50,000,000
  shares; issued and outstanding 10,293,031 and 10,000,000
  in 2002 and 2001, respectively                                                             103                 100
Additional paid-in capital                                                                 1,221                 579
Notes receivable from stock sales                                                           (514)                  0
Accumulated deficit                                                                       (2,435)             (1,197)
                                                                                   -------------        ------------

        Total stockholders' deficit                                                       (1,625)               (518)

Commitments and contingencies
                                                                                   -------------        ------------

        Total liabilities and stockholders' deficit                                       $5,054              $5,121
                                                                                   =============        ============

             See the accompanying notes to the Financial Statements

EASY MONEY HOLDING CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income


                                                                       Three Months Ended                 Nine Months Ended
                                                                          (Unaudited)                         (Unaudited)
                                                                  September         September       September         September
                                                                    2002               2001            2002             2001
                                                              -------------       ------------    -----------        ----------

Revenues
Fees and other income                                               $ 2,524           $ 2,842         $ 8,024           $8,236
Other                                                                     2                 2              27               91
                                                              -------------       ------------    -----------        ----------
                                                                      2,526             2,844           8,051            8,327
                                                              -------------       ------------    -----------        ----------
Expenses
Provision for credit losses                                             468               571             984            1,367
Salaries and benefits                                                   922               914           2,948            2,816
Other operating expenses                                              1,183             1,071           3,566            3,247
Legal Expense                                                         1,819               141           2,406              465
Interest expense                                                        156               151             480              490
Loss on disposal of property and equipment                                -               (12)              -               12
Other                                                                     0                12              50               22
Related Party management fees                                           (54)              (48)           (151)            (439)
                                                              -------------       ------------    -----------        ----------
                                                                      4,494             2,800          10,283            7,980
                                                              -------------       ------------    -----------        ----------
        Net (loss)/income                                           $(1,968)             $ 44         $(2,232)            $347
                                                              =============       ============    ===========        ==========

        Net (loss)/income as reported                               $(1,968)             $ 44         $(2,232)            $347

Income tax benefit                                                    $ 787                             $ 994                -
        (Loss) / Income                                             $(1,181)             $ 44         $(1,238)            $347
                                                              =============       ============    ===========        ==========

Pro forma income tax expense                                              -               (18)           (101)            (139)
                                                              -------------       ------------    -----------        ----------
        Pro forma (loss)/income                                     $(1,181)             $ 26         $(1,339)            $208
                                                              =============       ============    ===========        ==========

Pro forma (loss)/income per share-basic                              ($0.11)            $0.00          ($0.12)           $0.02
                                                              =============       ============    ===========        ==========
Pro forma (loss)/income per share-diluted                            ($0.11)            $0.00          ($0.12)           $0.02
                                                              =============       ============    ===========        ==========


             See the accompanying notes to the Financial Statements

Consolidated Condensed Statements of Cash Flows
For the nine months ending September 30, 2001 and 2002

                                                                                              Nine Months Ended
                                                                                                 (Unaudited)
                                                                                        September         September
                                                                                           2002             2001
                                                                                        ------------     -----------

Cash flows from operating activities:
    Net (loss)/income                                                                       ($1,238)           $347
    Adjustments to reconcile net income to net cash provided
       by operating activities:
       Provision for credit losses                                                              984           1,367
       Gain from store sales                                                                      -             (68)
       Depreciation and amortization                                                            232             270
       Change in deferred tax asset                                                            (994)
       Loss on disposal of property and equipment                                                 -              12
    Changes in assets and liabilities increasing (decreasing)
       cash flows from operations:
       Amounts due from customers, net of collections                                          (303)           (992)
       Prepaid expenses and other current assets                                                303             (23)
       Accounts payable and accrued expenses                                                    344            (469)
                                                                                       ------------     -----------

             Net cash provided by operating activities                                         (672)            444

Cash flows from investing activities:
    Additions to property and equipment                                                         (29)            (29)
                                                                                       ------------     -----------
             Net cash used in investing activities                                              (29)            (29)
                                                                                       ------------     -----------

Cash flows from financing activities:
       Net payments under line of credit facilities                                            (282)         (1,119)
       Net repayments from related parties                                                      137           1,088
       Net repayments to officers                                                              (177)            (70)
       Principal borrowings on long-term debt                                                 1,205            (298)
       Repayments on capital leases                                                            (224)           (262)
       Sale of Stock                                                                            130
       Distributions to stockholders                                                              -              (6)
                                                                                       ------------     -----------
             Net cash provided/used in financing activities                                     789            (667)
                                                                                       ------------     -----------
Net increase/(decrease) in cash                                                                  88            (252)
Cash at beginning of year                                                                      $190            $570
Cash at end of year                                                                            $278            $318
                                                                                       ============     ===========

Supplemental disclosures:
       Cash paid during the period for interest                                                $480            $490
                                                                                       ============     ===========

Supplemental noncash investing and financing activities:
       Assets acquired under capital leases                                                     $91               -
                                                                                       ============     ===========


             See the accompanying notes to the Financial Statements

                         Easy Money Holding Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



Note 1 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements, including the notes thereto, include the accounts of Easy Money Holding Corporation (the "Company") and its wholly owned subsidiaries. Such unaudited consolidated financial statements are condensed and do not include all disclosures and footnotes required by accounting principals generally accepted in the United States of America. Such interim period financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's December 31, 2001 Annual Report on Form 10-KSB. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of September 30, 2002 and for the periods ended September 30, 2002 and 2001 are unaudited, but in management's opinion, include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the period ended September 30, 2002 are not necessarily indicative of the results that may be expected of the full fiscal year.


Note 2 - Debt

         The Company currently maintains a credit line facility, which as of September 30, 2002, had a limit of $1,550,000. The lender may increase or decrease the advance limit in its discretion in writing or verbally. Borrowings under the line of credit bear interest at a base rate (as specified by the lender), plus 10%, payable monthly. These borrowings are collateralized by a security interest in funds due from customers for advances and our property and equipment and general intangibles. Outstanding borrowings under the line of credit as of September 30, 2002, amounted to $1,330,000.

         Management agreed to a memorandum of understanding in late October of this year to settle the Easy Money of Kentucky class action lawsuit (Elaine S. Greene et al v. Easy Money of Kentucky, Inc.). The memorandum of understanding was entered into with Sterling Financial Services Company. Under the agreement, Sterling Financial Services Company agrees to fund the entire settlement amount. Easy Money has agreed to execute a $1,300,000 promissory note to Sterling Bank to cover its share of the settlement amount. The 5-year note carries an interest rate of 5% simple interest amortized over 15 years with a balloon payment due at the end of the 5-year term. In the event that the note is paid by February 20, 2003, the note will be discounted to $900,000. The agreement further requires Easy Money Holding Corporation to attempt to sell/liquidate sufficient assets to repay the original secured line of credit with Sterling National Bank, of which $1,330,000 is currently outstanding, by February 20, 2003. The Company is currently investigating several options to meet this obligation. In addition, the memorandum of understanding approved the sale of 7 stores to the two majority shareholders at a value of 1.5 times the outstanding customer receivable balance (approximately $600,000). The sale will be recorded as a reduction in the shareholder notes.

 Note 3 - Income Taxes

         Prior to April 1, 2002 the company was an S-Corporation. Income tax expense/benefit associated with the earnings of the company prior to April 1, 2002 were passed through to the shareholders of the company. Subsequent to March 31, 2002 the S-corporation status was terminated and the company became a C-Corporation. As such, all items of income tax expense/benefit are and will be recognized by the Company. The deferred tax asset was increased by $787 to reflect the C-Corporation tax benefit for the loss incurred during the three months ended September 30, 2002. The consolidated statements of income include a pro forma income tax expense/benefit line item for periods prior to April 1, 2002 to show the income tax effect as if the

Company was a C-corporation for all comparable time periods. Management believes that the deferred tax asset is realizable.


Note 4 - Earnings Per Share

         Net income per basic share is computed based on the average common shares outstanding during the period. Net income per diluted share is computed based on the average common shares outstanding during the period adjusted for the effect of potential common stock equivalents. The computation for basic and diluted net income per share is as follows for the nine months ended September 30, 2002 and 2001:

         As of September 30, 2002, Easy Money Holding Corporation successfully completed and closed an initial public offering of their stock. Affiliated entities under common control, contributed significantly to the success of the Company's initial public offering. The consideration received for the shares purchased by the affiliate is in the form of a note receivable, which is recorded as a reduction of equity on the balance sheet. The Company's prospectus specifically allowed for affiliated and related party purchased to be counted towards the minimum shares required to complete the public offering. Management is currently investigating whether it will attempt to cause a trading market for its shares of common stock to commence. No such market currently exists and no trades have been made. If management determines it is not feasible or in the shareholders best interest to cause trading, the company intends to repurchase all shares acquired by non-affiliated parties in an amount equal to that paid to the company for shares they acquired in the offering.


                                                       Three Months Ended                  Nine Months Ended
                                                           (Unaudited)                        (Unaudited)
                                                   September        September          September       September
                                                     2002              2001              2002             2001
                                                  ------------     ------------      ------------     -----------

Pro Forma (loss)/income                               ($1,181)              $26          ($1,339)            $208
                                                  ------------     ------------      ------------     -----------
Average common shares outstanding

Basic                                                  10,293            10,000           10,293           10,000
Dilutive securities- warrants                             912                 0              912                0
                                                  ------------     ------------      ------------     -----------
Diluted                                                11,205            10,000           11,205           10,000
                                                  ============     ============      ============     ===========
Pro forma (loss)/ income per share:

Basic                                                  ($0.11)            $0.00           ($0.12)           $0.02
                                                  ============     ============      ============     ===========
Diluted                                                ($0.11)            $0.00           ($0.12)           $0.02
                                                  ============     ============      ============     ===========

Note 5 - Contingencies

         In certain states, the Company's operations are regulated under state laws, which establish, among other things, maximum loan, advance and fee amounts that may be charged. The Company believes that its procedures conform to the applicable laws and regulations in all states in which it operates.

         The Company was involved in two lawsuits that allege that the Company engaged in deferred presentment transactions, which violate the Federal Racketeering Influenced and Corrupt Organizations Act and state statutes and regulations. Class certification was obtained in one of these suits. The range of loss on this suit is zero to the plaintiff's demand of $40 million. The Company recently settled this suit in late October. The settlement was done in conjunction with a memorandum of understanding between the Company and Sterling National Bank. Please see the debt section above for a summary of the agreement.

         In July of 2002, the Louisiana Court dismissed the remaining RICO claims in the class action suit involving Easy Money of Louisiana.

         Additionally, the Company is, from time to time, a defendant (actual or threatened) in certain other lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

         In anticipation of the settlement agreement, Easy Money of New Mexico sold the remaining stores in New Mexico, in late October of this year, at a multiple of the outstanding customer receivable balance (approximately $280,000). The proceeds were paid 50% in cash, with the remaining balance payable in a 12-month equal installment note without interest.

         In July 1998, in connection with an employment agreement, the Company agreed that if it were successful in becoming a public company registered with the Securities and Exchange Commission, it would grant the employee the option to purchase up to 25,000 shares at $1.00 per share. The agreement further provided that in the event the value of the shares is less than $4.00, the employee would be paid the difference. In May 2002, the employee exercised the option, and loaned $75,000 back to the Company under a demand note bearing interest at a rate of 18%. Compensation expense of $75,000 was recognized in May 2002.

         In August 2000, the Company entered into an agreement with an unrelated third party which agreed to loan the Company $50,000. The purpose of the proceeds was to fund the preparation of documents associated with the Company's offering. In addition, if the Company is successful in becoming a public company registered with the Securities and Exchange Commission, this party would receive shares of stock with a value of $50,000. The Company amended the agreement such that this party received shares of stock with a value of $25,000. In April 2002, the Company issued 10,000 shares and satisfied this amended agreement.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward looking Information

         This report contains "forward-looking statements" as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the safe harbor created by such acts. Any statements contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in forward-looking statements are reasonable; there can be no assurances that such expectations will prove to be accurate. Generally, these statements relate to business plans, strategies, anticipated strategies, levels of capital expenditures, liquidity and anticipated capital funding needed to effect the business plan. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and cannot be predicted, with any degree of accuracy. Factors such as changes in regional or national economic conditions, changes in governmental regulations, unforeseen litigation, changes in interest rates or tax rates, future business decisions and other uncertainties may cause results to differ materially from those anticipated by some of the statements made in this report. In light of the significant uncertainties inherent in the forward-looking statements made, the inclusion of such statements should not be regarded as a representation of the Company or any other person that the objectives and plans of the Company will be achieved. Security holders are cautioned that such forward-looking statements contained within this report speak only as of the date of the report and the Company expressly disclaims any obligation or undertaking to release any updates or revisions to any such statement to reflect any change in the Company's expectations or any change in events, conditions or circumstance on which any such statement is based.

General

         Easy Money Holding Corporation provides specialty financial services by advancing cash to customers and obtaining an authorization to draft their personal checking account and agreeing to delay the draft until they redeem their contract with us or until a short holding period has expired, which on average is 18 days. We target customers who are currently employed and have an active checking account. In exchange for our service, we receive a fee ranging from approximately 15% to 30% of the amount of cash advanced to the customer. In addition, through a limited number of our branches we also provide check cashing services, money orders, Western Union payments and title advances that are secured by the borrower's car title. Within the last two years we developed an electronic advance program that enables us to initiate and service a customer's cash advance so that the customer need not go to a store. As of September 30, 2002 the Company operated 52 stores in the following states: California (1 store), Kansas (1 store), Louisiana (34 stores), New Mexico (9 stores), Nevada (5 stores), Tennessee (1 store) and Utah (1 store).

         Management agreed to a memorandum of understanding in late October of this year to settle the Easy Money of Kentucky class action lawsuit (Elaine S. Greene et al v. Easy Money of Kentucky, Inc.). The memorandum of understanding was entered into with Sterling Financial Services Company. Under the agreement, Sterling Financial Services Company agrees to fund the entire settlement amount. Easy Money has agreed to execute a $1,300,000 promissory note to Sterling Bank to cover its share of the settlement amount. The 5-year note carries an interest rate of 5% simple interest amortized over 15 years with a balloon payment due at the end of the 5-year term. In the event that the note is paid by February 20, 2003, the note will be discounted to $900,000. The agreement further requires Easy Money Holding Corporation to attempt to sell/liquidate sufficient assets to repay the original secured line of credit with Sterling National Bank, of which $1,330,000 is currently outstanding, by February 20, 2003. The Company is currently investigating several options to meet this obligation. In addition, the memorandum of understanding approved the sale of 7 stores to the two majority shareholders at a value of 1.5 times the outstanding customer receivable balance (approximately $600,000). The sale will be recorded as a reduction in the shareholder notes.

         In anticipation of the settlement agreement, Easy Money of New Mexico sold the remaining stores in New Mexico, in late October of this year, at a multiple of the outstanding customer receivable balance (approximately $280,000). The proceeds were paid 50% in cash, with the remaining balance payable in a 12-month equal installment note without interest.

         As of September 30, 2002, Easy Money Holding Corporation successfully completed and closed an initial public offering of their stock. Affiliated entities contributed significantly to the success of the Company's initial public offering. The consideration received for the shares purchased by the affiliate is in the form of a note receivable, which is recorded as a reduction of equity on the balance sheet. The Company's prospectus specifically allowed for affiliated and related party purchased to be counted towards the minimum shares required to complete the public offering. Management is currently investigating whether it will attempt to cause a trading market for its shares of common stock to commence. No such market currently exists and no trades have been made. If management determines it is not feasible or in the shareholders best interest to cause trading, the company intends to repurchase all shares acquired by non-affiliated parties in an amount equal to that paid to the company for shares they acquired in the offering.

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


Results of Operations

         This table sets forth, for the periods indicated, the components of our consolidated condensed statements of income expressed as a percentage of revenues:


                                                     Three Months Ended                 Nine Months Ended
                                                         (Unaudited)                       (Unaudited)
                                                 September         September        September       September
                                                    2002             2001             2002             2001
                                                 ---------         ---------        ---------       ---------
Revenues                                            100%             100%             100%             100%
                                                 =========         =========        =========       ==========

Expenses:
       Provision for credit losses                     18.53%           20.08%           12.22%           16.41%
       Salaries and benefits                           36.51%           32.13%           36.62%           33.82%
       Other operation expenses                        46.85%           37.67%           44.30%           39.00%
       Legal Expense                                   71.98%            4.96%           29.88%            5.58%
       Interest expense                                 6.19%            5.30%            5.96%            5.89%
       Other                                            0.00%            0.00%            0.62%            0.40%
       Related party management fee                   (2.13)%          (1.69)%          (1.88)%          (5.27)%
                                                 ------------      -----------       ----------      -----------
                                                      177.93%           98.44%          127.73%           95.83%

                 Net (loss) / income                 (77.93)%            1.56%         (27.73)%            4.17%

       Income tax benefit                              31.17%            0.00%           11.09%            0.00%
                                                 ------------      -----------       ----------      -----------

                   Income/(loss)                     (46.76)%            1.56%         (16.64)%            4.17%

       Pro Forma Income tax expense                     0.00%            0.62%            1.25%            1.67%
                                                 ------------      -----------       ----------      -----------
       Pro forma net income                          (46.76)%            0.93%         (17.89)%            2.50%
                                                 =============     ===========       ==========      ===========

      Three Months Ended September 30,2002 Compared to September 30,2001


         Revenues: Revenues decreased $319,000 to $2,526,000 for the three months ended September 30, 2002 as compared to revenues of $2,844,000 for the three months ended September 30, 2001. This decrease was mainly due to limited capital associated with an increase in legal and other operating expenses outlined below.

         Provision for Credit Losses: For the three months ended September 30, 2002 our provision for credit losses was approximately $468,000 (18.53% of revenues) as compared to $571,000 (20.08% of revenues) for the three months ended September 30, 2001. This decrease of approximately $103,000 was a result of continued efforts by management, to enforce strict underwriting and collection procedures. Our net charge-offs as a percentage of gross advances for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 was 3.43% versus 3.71% respectively.

         Salaries and Benefits: Salaries and benefits increased approximately $8,000 for the three months ended September 30, 2002 ("the Third Quarter of 2002") as compared to the three months ended September 30, 2001 ("the Third Quarter of 2001"). Salaries and benefits were $922,000 (36.51% of revenues) for the Third Quarter of 2002 as compared to $914,000 (32.13% of revenues) for the Third Quarter of 2001.

         Legal Expense: Legal Expenses increased approximately $1,678,000 for the three months ended September 30,2002 ("the Third Quarter of 2002") as compared to the three months ended September 30, 2001 ("the Third Quarter 2001"). Legal Expenses were $1,819,000 (71.98% of revenues) for the Third
Quarter of 2002 as compared to $141,000 (4.96% of revenues) for the Third Quarter of 2001. This increase was due to the increased legal fees associated with the defense of the Company (see also Contingencies) and the write off of legal expenses associated with registering the Company with the Security and Exchange Commission.

         Related Party Management Fee: Related Party Management fee increased by $6,000 to $54,000 during the three months ended September 30, 2002 as compared to $48,000 for the three months ended September 30, 2001. Management does not anticipate generating significant fees in future periods.

         Net Income and Pro Forma Net Income: We had a net loss of $1,968,000 for the three months ended September 30, 2002, compared to net income of $44,000 for the three months ended September 30,2001. After a pro forma income tax benefit of $787,000 in 2002 and expense of $18,000 in 2001, respectively, we had pro forma 2002 net loss of $1,181,000 compared to pro forma 2001 net income of $26,000. The decrease in income from 2001 to 2002 was primarily due to (1) increased legal fees associated with the defense of the Company (see also Contingencies) and (2) the write off of expenses associated with registering the Company with the Security and Exchange Commission. The income tax rate remained consistent at 40% for the Third Quarter of 2002 and 2001.


        Nine Months Ended September 30,2002 Compared to September 30,2001

         Revenues: Revenues decreased $276,000 to $8,051,000 in 2002 as compared to $8,327,000 in 2001. This reduction was management's focused effort to maintain a quality customer base with minimal increase in bad debt. Average revenues per store, excluding the electronic division, for the quarter ended September 30, 2002 and September 30, 2001 were $125,000 and $131,000 respectively. Revenues for our electronic division increased 180% to $1,572,000 from $562,000 for September 30, 2002 and 2001 respectively.

         Provision for Credit Losses: For the nine months ended September 30, 2002 our provision for credit losses was approximately $984,000 (12.2% of revenues) compared to $1,367,000 (16.41% of revenues) for the nine months ended September 30, 2001. This decrease of approximately $383,000 was a result of continued efforts involving daily management, underwriting and collection procedures. Our net charge-offs as a percentage of gross advances for the September 30, 2002 period as compared to the September 30, 2001 period was 2.29% versus 3.06% respectively. The percentage of our allowance for credit losses as compared to our total advances outstanding at September 30, 2002 versus September 30, 2001 was 5.05% respectively.

         Salaries and Benefits: Salaries and benefits increased approximately $132,000 for the period ended September 30, 2002 as compared to September 30, 2001. Salaries and benefits were $2,948,000 (36.62% of revenues) for the nine months ended September 30, 2002 as compared to $2,816,000 (33.82% of revenues) for the nine months ended September 30, 2001. This increase was attributable to building a stronger management team and developing compensation packages including performance awards and salaries consistent with market demands, along with the compensation expense of $75,000 obligating an employment agreement for the purpose of going public. (See Contingencies)

         Legal Expense: Legal Expenses increased approximately $1,941,000 for the nine months ended September 30,2002 as compared to the nine months ended September 30, 2001. Legal Expenses were $2,406,000 (29.88% of revenues) for the nine months ended September 30, 2002 as compared to $465,000 (5.586% of revenues) for the nine months ended September 30, 2001. This increase was due to the increased legal fees associated with the defense of the Company (see also Contingencies) and the write off of legal expenses associated with registering the Company with the Security and Exchange Commission.

         Related Party Management Fee: Related Party Management fee decreased by $288,000 to $151,000 during the nine months ended September 30, 2002 as compared to $439,000 for the nine months ended September 30, 2001. This reduction is largely due to the substantial reduction in business conducted by related parties. Management does not anticipate generating significant fees in future periods as compared to historical periods.

         Net Income and Pro Forma Net Income: We had a net loss of $2,232,000 for the nine months ended September 30, 2002, compared to net income of $347,000 for the nine months ended September 30,2001. After an income tax benefit of $893,000 and pro forma income tax in 2002 and expense of $139,000 in 2001, respectively, we had 2002 net loss of $1,238,000 compared to pro forma 2001 net income of $208,000. The decrease in income from 2001 to 2002 was primarily due to (1) increased legal fees associated with the defense of the Company (see Contingencies), (2) increased advertising expense during 2002 to maximize the market share in our existing locations. Management expects a continued reduction in advertising costs for the remainder of the year; (3) increased compensation costs associated with salaries and benefits as discussed above. (4) increased legal and accounting expenses associated with the Securities and Exchange Commission Filings. The income tax rate remained consistent at 40% for the nine months ended September 30, 2002 and 2001.


Liquidity, Capital Resources and Financial Condition

         We use our cash to fund advances to customers, operating costs for payroll, occupancy, general and administrative expenses, and investments in capital equipment primarily to upgrade our system capabilities. Our sources of cash are funds generated by our operations and borrowings from financial institutions.

         Cash Flows from Operating Activities: For the nine months ended September 30, 2002 we had net cash provided by operating activities of $672,000. During the nine months ended September 30, 2001 net cash provided by operating activities was $444,000. This decrease in net cash provided by operating activities was the result of additional advertising, legal and compensation expense.

         Cash Flows from Financing Activities: During the nine months ended September 30, 2002 we had net cash provided in financing activities of $789,000. During the nine months ended September 30, 2001 we had net cash used in financing activities of $667,000. This reduction in cash used in financing activities is due to less capital utilized for purposes of reducing our lines of credit in 2002.

         The Company currently maintains a credit line facility, which as of September 30, 2002 had a limit of $1,550,000. The lender may increase or decrease the advance limit in its discretion in writing or verbally. Borrowings under the line of credit bear interest at a base rate (as specified by the lender), plus 10%, payable monthly. These borrowings are collateralized by a security interest in funds due from customers for advances and our property and equipment and general intangibles. Outstanding borrowings under the line of credit as of September 30, 2002, amounted to $1,330,000.

         Management agreed to a memorandum of understanding in late October of this year to settle the Easy Money of Kentucky class action lawsuit (Elaine S. Greene et al v. Easy Money of Kentucky, Inc.). The memorandum of understanding was entered into with Sterling Financial Services Company. Under the agreement, Sterling Financial Services Company agrees to fund the entire settlement amount. Easy Money has agreed to execute a $1,300,000 promissory note to Sterling Bank to cover its share of the settlement amount. The 5-year note carries an interest rate of 5% simple interest amortized over 15 years with a balloon payment due at the end of the 5-year term. In the event that the note is paid by February 20, 2003, the note will be discounted to $900,000. The agreement further requires Easy Money Holding Corporation to attempt to sell/liquidate sufficient assets to repay the original secured line of credit with Sterling National Bank, of which $1,330,000 is currently outstanding, by February 20, 2003. The Company is currently investigating several options to meet this obligation. In addition, the memorandum of understanding approved the sale of 7 stores to the two majority shareholders at a value of 1.5 times the outstanding customer receivable balance (approximately $600,000). The sale will be recorded as a reduction in the shareholder notes.

         We have a deficiency in working capital of $2,267,000. In conjunction with the memorandum of understanding outlined above, management can not reasonably anticipate the Company's future cash flow needs. Management expects to maximize cash flows by obtaining the highest possible value for their assets and is hopeful that minimal liquidation/sales of assets will be required to conform to the memorandum of understanding with Sterling National Bank. The estimate of the time that our funding sources will be sufficient to meet our current needs is a forward-looking statement that is subject to risks and uncertainties. Actual results and working capital needs may differ materially from our estimates.

         In anticipation of the settlement agreement, Easy Money of New Mexico sold the remaining stores in New Mexico, in late October of this year, at a multiple of the outstanding customer receivable balance (approximately $280,000). The proceeds were paid 50% in cash, with the remaining balance payable in a 12-month equal installment note without interest.

         As of September 30, 2002, Easy Money Holding Corporation successfully completed and closed an initial public offering of their stock. Affiliated entities contributed significantly to the success of the Company's initial public offering. The consideration received for the shares purchased by the affiliate is in the form of a note receivable, which is recorded as a reduction of equity on the balance sheet. The Company's prospectus specifically allowed for affiliated and related party purchased to be counted towards the minimum shares required to effect the public offering. Management is currently investigating whether it will attempt to cause a trading market for its shares of common stock to commence. No such market currently exists and no trades have been made. If management determines it is not feasible or in the shareholders best interest to cause trading, the company intends to repurchase all shares acquired by non-affiliated parties in an amount equal to that paid to the company for shares they acquired in the offering.


Contingencies

         In certain states, the Company's operations are regulated under state laws, which establish, among other things, maximum loan, advance and fee amounts that may be charged. The Company believes that its procedures conform to the applicable laws and regulations in all states in which it operates.

         The Company is involved in two lawsuits that allege that the Company engaged in deferred presentment transactions, which violate the Federal Racketeering Influenced and Corrupt Organizations Act and state statutes and regulations. Class certification has been obtained in one of these suits. The range of loss on this suit is zero to the plaintiff's demand of $40 million. The Company recently settled this suit in late October. The settlement was done in conjunction with a memorandum of understanding between the Company and Sterling National Bank. Please see the debt section above for a summary of the agreement.

         In July of 2002, the Louisiana Court dismissed the remaining RICO claims in the class action suit involving Easy Money of Louisiana.

         Additionally, the Company is, from time to time, a defendant (actual or threatened) in certain other lawsuits encountered in the ordinary course of its business, the resolution of which, in the opinion of management, should not have a material adverse effect on the Company's financial position, results of operations or cash flows.

         In July 1998, in connection with an employment agreement, the Company agreed that if it were successful in becoming a public company registered with the Securities and Exchange Commission, it would grant the employee the option to purchase up to 25,000 shares at $1.00 per share. The agreement further provided that in the event the value of the shares is less than $4.00, the employee would be paid the difference. In May 2002, the employee exercised the option, and loaned $75,000 back to the Company under a demand note bearing interest at a rate of 18%. Compensation expense of $75,000 was recognized in May 2002.

         In August 2000, the Company entered into an agreement with an unrelated third party which agreed to loan the Company $50,000. The purpose of the proceeds was to fund the preparation of documents associated with the Company's offering. In addition, if the Company is successful in becoming a public company registered with the Securities and Exchange Commission, this party would receive shares of stock with a value of $50,000. The Company amended the agreement such that this party received shares of stock with a value of $25,000. In April 2002, the Company issued 10,000 shares and satisfied this amended agreement.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. Within the 90 day period prior to the filing of this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers concluded that the Company's disclosure controls and procedures were effective.

Internal Controls

         The Company maintains internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements. There were no significant changes to the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the most recent evaluation by the Chief Executive Officer and Chief Financial Officer.


                            PART II-Other Information

Item 6.  Exhibits and Reports on Form 8-K

   Exhibit 10.1  Memorandum of Understanding

   Exhibit 10.2  $500,000 Promissory Note made payable to Easy Money Holding
   Corp.

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

                                  (Registrant)
                                          Easy Money Holding Corporation

                                          By:   /s/ David Greenberg
                                                ------------------------
                                                David Greenberg, President




                                          By:    /s/ David M. Kilby
                                                 ------------------------
                                                 David M. Kilby, Chief Financial
                                                 Officer (principal financial
                                                 and accounting officer)

                                  CERTIFICATION

         I, David Greenberg, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Easy Money Holding Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 5, 2003           /s/ David Greenberg
                                  --------------------------------------------
                                  David Greenberg
                                  President

                                  CERTIFICATION

         I, David M. Kilby, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Easy Money Holding Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 4, 2003          /s/ David M. Kilby
                                 --------------------------------------------
                                 David M. Kilby
                                 Chief Financial Officer